Form 10KSB
period 1997-09-30
TITAN ENERGY CORP INC
filed 1998-07-28
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                         _____________
                          FORM 10-KSB
                         _____________
(Mark One)

[ X ]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
          SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1997

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________to____________

                     TITAN ENERGY CORP., INC.
      (Name of Small Business Issuer in Its Charter)

Colorado, U.S.A.                                       84-0811647
(State or Other Jurisdiction of                     (IRS Employer
Incorporation or Organization)                Identification No.)


5020 Collinwood Ave., Suite 201, Fort Worth, TX             76107
(Address of Principal Executive Offices)               (Zip Code)


Issuer's Telephone Number:                         (817) 732-8739

Securities registered under section 12(b)
 of the Exchange Act:                                        None

Securities registered under section 12(g)
 of the Exchange Act:                        Common Stock, no par


Item 1.  Description of Business.

(a) The Issuer was originally incorporated in the State of Colorado on October 31, 1979, under the name of Imperial Energy Corp. (Imperial); for the primary purpose of engaging in all aspects of the exploration and development of oil, gas and related natural resources. [See Exhibit 3.1] The Issuer went public pursuant to the Registration provisions of the Securities Act of 1933. The Issuer prepared a Registration under Form S-2 which became effective on August 8, l980 and raised the sum of $1,500,000 by selling 15,000,000 shares of no par common stock. On June 26, 1984, Imperial had a 10 to 1 reverse split and reduced the number of authorized common shares from 50,000,000 no-par value shares to 5,000,000 shares of $.02 par value. [See
Exhibit 3.2]

For years, the Issuer had a royalty interest in a small oil well in Texas and an ownership in three small natural gas wells located in Wyoming. The Issuer abandoned these wells in 1996.

On September 25, 1996, the Issuer entered into agreements to acquire Funscape Corp. (a Nevada Corporation). On November 21, 1996, the Issuer filed amended articles of incorporation in order to change its name to Funscape Corp. and increased the authorized number of shares from 5,000,000 shares of $.02 par value to 15,000,000 shares of $.02 par value. [See Exhibit 3.3] Subsequently, those agreements to acquire Funscape (Nevada) were not consummated and were canceled.

On May 16, 1997 the Issuer acquired Oil Retrieval Systems, Inc. and its portable swabbing technology, assets and liabilities from Rife Oil Properties, Inc. for 2,500,000 shares of the Issuer's restricted common stock. (See Exhibit 10.1) A detailed description of Oil Retrieval Systems, Inc. follows hereafter. On May 14, 1997 the Issuer changed its name from Imperial Energy to Oil Retrieval Systems, Inc. (Colorado). [See Exhibit 3.4]

On June 11, 1997 the Issuer acquired 650 oil wells, each approximately 800' to 1000' deep, situated on 4,500 acres of leases in the Corsicana Field, Texas from Rife Oil Properties for 2,000,000 shares of restricted common stock and a convertible promissory note for $1,300,000, bearing 6% interest per annum and due on November 11, 1997 [See Exhibit 10.2]. The note was secured by 1,000,000 shares of newly-issued common stock of the issuer and held by an attorney as Trustee. The note for $1,300,000 was converted to the shares of restricted common stock which were held in escrow on December 15, 1997 by agreement of the parties.

On June 15, 1997 pursuant to Shareholder approval, the Issuer amended its articles of incorporation and changed its name from Oil Retrieval Systems to Titan Energy Corp., Inc. [See Exhibit
3.5]

On June 17, 1997 the Issuer acquired 100% of the issued and outstanding shares of Oil Seeps, Inc. (a Texas Corporation). Through this acquisition the Issuer obtained a Petroleum Exploration Concession (#ATP 615) in the State of Queensland, Australia, constituting a 12,904,618 acre block. Oil Seeps, Inc. was acquired for 400,000 shares of restricted common stock. [See
Exhibit 10.3]

During July and August 1997, the Issuer offered $1,250,000 of 12% Convertible Debentures, in accordance with Regulation D of the Securities Act of 1933, receiving gross proceeds of $1,000,000. The debentures bear interest at 12% per annum and are due and payable on July 31, 1998, if not converted earlier. Interest is payable quarterly. The principal amount of the debentures is convertible at the holders option anytime after 28 days from the closing date into shares of the Issuer's common stock at a conversion price for each share of Issuer common stock equal to the lower of (a) 80% of the closing bid price of the common stock for the business day immediately preceding the date of receipt by the Issuer of a notice of conversion or (b) 80% of the average of the closing bid price of the common stock for the 5 business days immediately preceding the closing date. [Exhibit 4.1]

Costs of $130,000 were incurred in connection with the issuance of these debentures and are being amortized over the life of the debentures. As of December 31, 1997, 87.5% of the principal amount of debentures had been converted into 909,107 shares of common stock for all former note holders. As of June 15, 1998 an additional 764,967 shares had been issued in conversion of the remaining 12.5% in principal amount for a total of 1,674,074 shares of common stock. These debentures are now totally converted to shares of common stock or repaid.

On October 22, 1997, the Issuer sold $250,000 of 12% Series B
Senior Subordinated Convertible Redeemable Debentures, in accordance with Regulation S of the Securities Act of 1933, for net proceeds of $176,000.

The Series B debentures bear interest at 12% per annum and are due and payable on November 30, 1998, if not converted earlier. Interest is payable quarterly. The principal amount of the debentures is convertible at the holder's option anytime after 28 days from the closing date into shares of the Issuer's common stock at a conversion price for each share of Issuer common stock equal to the lower of (a) 80% of the closing bid price of the common stock for the business day immediately preceding the date of receipt by the Issuer and notice of conversion or (b) 80% of the average of the closing bid price of the common stock for the 5 business days immediately preceding the closing date. The Issuer may, at any time on or after 90 days from sale, redeem any outstanding principal amount of debenture at 120% of the principal amount redeemed. Costs of $24,000 incurred in connection with the issuance of these debentures are being amortized over the life of the debentures.

On August 11, 1997, the Issuer entered into a Letter of Intent with Power Exploration Issuer, Inc. ("Power") of Tyler, Texas concerning the acquisition of and/or participation in acquiring Oil and Gas Leases. [Exhibit 10.4] On December 2, 1997 the Issuer entered into a formal agreement with privately held Power, Techstar Exploration, LLC and Roemer-Swanson Energy Corp. to acquire oil and gas leases in the prolific East Texas Basin for future exploration purposes. [See Exhibit 10.5]

     On May 7, 1998, the Issuer secured a Five Hundred Thousand dollar ($500,000.00) line of credit from Benchmark Equity Group.
The majority shareholder provided shares of its stock as collateral. Additionally, the Issuer executed a Loan Agreement and Security Agreement. [See Exhibit 10.7]

     In June, 1998, the Issuer entered into an agreement with Coldwater Capital LLC wherein Coldwater Capital LLC agreed to secure a $2,000,000 loan from its bank facilities for the benefit of the Issuer. The Issuer's largest shareholder transferred 4,000,000 shares of restricted common stock to George Gafford as Trustee and he pledged those shares as collateral to the Coldwater Capital LLC bank. The Issuer will pay a $200,000 finder's fee and net the sum of $1,800,000 of which $1,200,000 will be used to initiate the recovery efforts for the Corsicana Project. The Issuer and Coldwater Capital LLC will split the net proceeds from the Corsicana Project. Coldwater Capital LLC will receive 75% of the net proceeds of the Corsicana Project until it receives $3,000,000 then its participation is reduced to 25% of the net proceeds. Also at that time the collateral is returned. [See Exhibit 10.8]

         (b) The Issuer is an independent oil and gas company which is capitalizing on opportunities in domestic and international energy markets. Management is committed to acquiring and developing additional oil and gas properties. The Issuer's May, 1997, acquisition of Oil Retrieval Systems Inc. and the technology pioneered by that company allows Titan (the Issuer) to develop and extract oil from its reserves at a fraction of the cost associated with conventional techniques.

Through its acquisition of Oil Retrieval Systems, Inc., the Issuer now owns the portable swabbing technology developed by Oil Retrieval Systems, Inc. that is used for producing oil and gas from shallow wells up to 8,000 feet in depth. Truck or tractor mounted portable swabbing units eliminate the need to rig up and run tubing, rods, downhole pumps, packers and surface pump jacks. Instead, each unit is equipped with a 40 or 80 barrel holding tank for hauling the fluids swabbed from the well bores. The swabbing procedure takes approximately 10 minutes per well and a one-worker crew can swab 15 to 30 wells per day. On a comparative basis, using conventional pump jacks, the same volume of fluid removal would take up to 24 hours and require a near constant source of electrical power. The Issuer is presently producing one (1) portable swabbing unit per month.

Domestically, the Issuer has a 4,500 acre lease with 650 oil wells in the Corsicana Field, 50 miles south of Dallas, Texas. This acreage has been evaluated by Tejas Petroleum Engineers, Inc., and according to their evaluation of oil-in-place, Issuer's acreage is estimated to contain 84,500,000 barrels with a 26% recovery factor, equating to 22,200,000 barrels of recoverable oil. At current market prices of $14 per barrel, this oil has an estimated value of $311 million, before extraction costs. Additionally, the Issuer by itself and with its joint venture partners have approximately 13,000 acres under lease.

Internationally, the Issuer seeks properties with proven potential. The Issuer has demonstrated its commitment to this objective with its first international acquisition in Australia. The Issuer acquired an initial block of acreage consisting of 12,900,000 acres. This concession, ATP 615, has a duration of 4 years. During this time period, the Issuer must demonstrate an ability to explore for oil and gas or lose its rights. The concession relapses to the Australian government at the rate of 25% per year beginning with the 2nd year and every year thereafter. However, upon initiation of the exploration program, the Issuer may request to have reversed or relapsed acreage assigned back to the holder of the concession. As of this date the Issuer's concession is 9,670,000 acres. The Issuer has, as of June 13, 1998, sent 2 geologists to the concession to identify drilling locations.

The Issuer has 17 total employees, all of which are full time.


Item 2.  Management's Discussion and Analysis or Plan of
Operation

The Issuer is primarily engaged in the fields of acquisition, development, exploration and sale of oil and gas. The Issuer, through its wholly owned subsidiary, Oil Retrieval Systems, Inc. is involved in the construction and sale of oil and gas extraction equipment. The 1997 swabbing technology acquisition allows the Issuer to make economically feasible older uneconomical fields that currently rely upon more time-dependent and capital-intensive recovery techniques.

For a more detailed description of the Issuer's business please see Item #3 below.

The Issuer, after being a small energy company for a number of years and prior to the acquisition of its core businesses, had no meaningful financial presence and was inactive with respect to generating income. Prior to its acquisition of the core businesses the Issuer had total assets of less than $10,000. Net income for the year ending September 30, 1996 was $0.

The first acquisition of its now-core businesses occurred on May 16, 1997 when the Issuer purchased Oil Retrieval Systems, Inc. ("ORSI"). ORSI manufactures and sells portable swabbing units. The Issuer manufactured several prototype units. These units required re-engineering and the Issuer has now rectified the problems associated with the development and manufacturing of the initial units. The Issuer is now in a position to increase its production schedule to produce one unit per month.

As of the date of this submission, the Issuer has manufactured five units and sold three units. The Issuer has orders for an additional ten units. The selling price for each unit is $125,000. The Issuer manufactures the portable swabbing units in its 60,000 square foot leased facility located in Fort Worth, Texas.

On June 11, 1997, the Issuer acquired 650 oil wells on 4,500 acres in Corsicana, Texas. [See Exhibit 10.2] Several independent engineering reports have indicated that available reserves total approximately 85 million barrels of oil.
Utilizing a water flood, polymer-alkaline-surfactant technology, the engineering estimates are that the Issuer could recover 26% of the reserve total. At quoted prices, as of this date, the estimated future cash flow from this field is forecast to be $311 million.

The Issuer has performed tests on the wells in the Corsicana Field, but has not yet commenced commercial production. The Issuer estimates that it would require approximately $1.2 million to commence production in the Corsicana Field. This would include initial engineering reports and the staging of well drilling. Since the well holes and piping are very old, new wells and pipe will have to be drilled to effectively produce the oil reserves. Initial cash flow projections are as follows:

                         Year 1 - $    57,000
                         Year 2 - $ 4,288,000
                         Year 3 - $11,179,000
                         Year 4 - $17,564,000
                         Year 5 - $21,157,000

The Issuer is in the process of securing funding for the Corsicana Fields project either through a debt financing, however, the project has not yet contributed to the Issuer's earnings. [See Exhibit 10.8]

On June 18, 1997, the Issuer acquired 100% of Oil Seeps, Inc. in an all-stock purchase. [See Exhibit 10.3] The only asset of Oil Seeps, Inc. ("OSI") is its position as the holder of a 12.9 million-acre mineral concession located in Queensland, Australia, identified as Authority To Prospect number 615 or "ATP 615". On October 1, 1997, 25% of the concession reverted back to the
government, per the concession agreement.   As of the date of
this submission, the Issuer, through its wholly-owned subsidiary, OSI, has 9.7 million acres of mineral rights.


The concession is located in the Eromanga Basin in Northwest Queensland. A $225 million, 12" pipeline has been constructed directly across the concession in order to facilitate the delivery of gas to a 200 megawatt generating facility located on Mt. Isa, just directly north of the ATP 615 concession. The Issuer believes this prospect has great potential because transportation of the extracted petroleum products and their demand by the power generating facility are in place and assured.

The Issuer has devised a twelve-well drilling program at an approximate cost of $6.0 million, covering a thirty-six month period for the completion. The Issuer may utilize a convertible debenture issue to raise the needed capital to commence this drilling program. Project costs from inception to date have been approximately to be $100,000, excluding acquisition costs. The acquisition of OSI by the Issuer was concluded by issuing 400,000 shares of its restricted common stock to the former owners of OSI.

To date, ATP 615 has not contributed to the Issuer's earnings.
Estimated future cash flows, over a thirty-six month period and net of the capital contributions, are expected to be $5.8 million.

On February 11, 1998, the Issuer began to acquire oil and gas leases in Polk, County Texas. [See Exhibit 10.7] To date, the Issuer has accumulated approximately 13,000 net acres with its joint venture partners. The Issuer's inception-to-date costs total $500,000. The Issuer, and its joint venture partners are actively soliciting potential purchasers of its Polk County prospect. The Issuer estimates that the eventual return will be approximately 50% of the amount of funds invested.

In connection with this lease acquisition, the Issuer participated in the drilling of a 13,000 foot well. The well was located on land in which the Issuer had a partial interest. The Issuer retained a five percent share of the "working interest" in the well at a cost of $60,000. As of the date of this submission, the above-noted well had not produced any hydro-carbon material. The drilling operator, Black Stone Energy Company, has recommended that the well be plugged and abandoned. The issuer has an additional potential liability of approximately $50,000 if this is accomplished, representing additional costs associated with abandoning the well site.


FINANCING:

     The Issuer has devised a two-stage financing program to achieve its goals and financial forecasts. In the first stage, the Issuer will require approximately $3 million and in the second stage will require an additional $7 million. The financing is expected to be secured through a series of convertible debentures, registered in the aggregate and raised in stages, as the Issuer requires, for specific purposes.

     The use of proceeds from the initial financing effort will be allocated among the various projects described above, as follows: $1.2 million for the Corsicana Project; $800,000 for the Australian project; $500,000 for working capital associated with Oil Retrieval Systems, Inc.; and $500,000 for general and administrative purposes of the Issuer.

Consolidated future cash flows of the Issuer, and the corresponding earnings per share are as follows (in thousands):

           Year One           ($ 2,700)  e.p.s.($0.22)
           Year Two            $ 2,010   e.p.s. $0.16
           Year Three          $19,059   e.p.s. $1.73
           Year Four           $29,172   e.p.s. $2.23
           Year Five           $32,743   e.p.s. $2.51.

The Issuer's primary focus in 1997 was the acquisition and operation of fields to which the swabbing technology can be applied, bringing new profits from older, uneconomical fields that currently rely on more time-dependent and capital-intensive recovery techniques. This is a major change in the corporate philosophy from earlier years and is the result of the May, 1997, swabbing technology acquisition. The swabbing technology uses no electricity and has cut the lifting cost to $5.00 per barrel of oil.

Fiscal Year 1996:  The Company was inactive until September
25, 1996, when the Issuer entered into agreements to acquire
Funscape Corp. (a Nevada Corporation).   On November 21, 1996,
the Issuer filed amended articles of incorporation in order to change its name to Funscape Corp. and increased the authorized number of shares from 5,000,000 shares of $.02 par value to 15,000,000 shares of $.02 par value. Subsequently, those agreements to acquire Funscape (Nevada) were not consummated and were canceled.

Item 3.  Description of Property.

     GENERAL DESCRIPTION OF OIL PROPERTIES

The Company has leasehold interests in two separate locations: the Corsicana Field is comprised of 650 existing wells of which the Company has a leasehold interest in the underground minerals. [See Exhibit 99.1] The Company also has a leasehold interest in 2800 net acres located in Polk County, Texas. [See Exhibit 99.2]

Corsicana Field:

On June 11, 1997 the Issuer acquired 650 oil wells, approximately 800'+/- deep, situated on 4,500 acres of leases in the Corsicana Field, from Rife Oil Properties for 2,000,000 shares of restricted common stock and a convertible promissory note for $1,300,000, with 6% interest per annum, due and payable on November 11, 1997. The note was secured by 1,000,000 shares of common stock, which was held in trust. By subsequent agreement, the note for $1,300,000 was converted into 1,000,000 shares of stock on December 15, 1997.

The Corsicana Field, located 50 miles south of Dallas, Texas, is one of the oldest producing oil fields in the United States. As a matter of historical fact the Corsicana Field created the company now known as Mobil Oil. This acreage position has been evaluated by Tejas Petroleum Engineers, Inc., Irving, Texas. According to Tejas' evaluation of oil in place, the acreage held by the Issuer is estimated to contain 84.5 million barrels of oil with a 26% recovery factor, equating to 22.2 million barrels of recoverable oil. At market prices of $14.00 per barrel, this oil in place has an estimated value of $311 million.

Management is currently evaluating an Alkaline-Surfactant-Polymer flooding process to expand tertiary production of this field.
This process could dramatically increase the amount of recoverable oil in the Corsicana Field. Details of this project are forthcoming and will be released when available.

Oil Seeps, Inc. - OSI

On June 18, 1997 the Issuer acquired 100% of the issued and outstanding shares of Oil Seeps, Inc. (a Texas corporation). Oil Seeps has an Oil and Gas exploration concession #ATP 615 (Authority to Prospect) in the State of Queensland, Australia. This 12,904,618 acre block was acquired for 400,000 shares of restricted common stock of the Issuer. Oil Seeps has authorized capitalization of 100,000 shares of $1.00 par value stock, of which 10,000 shares of stock are issued and outstanding. The Issuer maintains Oil Seeps as a 100% owned subsidiary. [See
Exhibit 21.1]

Oil Seeps, on the 13th of May, 1995, obtained a Certificate of Registration of a Foreign Issuer to conduct business in Australia. ATP 615 was licensed October 1, 1995 as a
12,904,618 acre concession with a four (4) year duration, [See
Exhibit 10.6 (Authority to Prospect for Petroleum - ATP-615)]
Oil Seeps, Inc. is required to pay $9.30 (AUS) per block with approximately 333 blocks remaining as of October 1, 1998. There is an included Work and Expenditure clause requiring $250,000
(AUS) to begin October 1, 1997 and $400,000 (AUS) beginning October 1, 1998. At the end of year two (10-1-97) 25% of the total acreage was relinquished as required under the contract with the Queensland government. Presently, ATP 615 includes the remaining 9,678,463 acres and this area may be further reduced by another 25% of the original area at the end of year 3 (10-1-98). It is anticipated that other areas will be evaluated concurrently with the ATP-615 exploration project. (A "Block" is approximately 20,000 acres.)

On December 3, 1997, the Issuer contracted with Power Exploration
Company, Inc. to evaluate ATP-615.  The Issuer has advanced
$50,000 toward this evaluation. The following information concerning ATP-615 was reported to the Issuer by Power
Exploration Company, Inc. and it's geological consultants on March 17, 1997.


Location and Description:

ATP 615 is located in the far western portion of the State of Queensland approximately 500 miles due west of the east coast of Australia and approximately 800 miles west-northwest of the state capital, Brisbane. Geologically, ATP 615 is located in the southern portion of the Georgina Basin (Cambrian-Ordovcian age) which plunges uncomfortably beneath the overlying north-western limits of the younger Eromanga Basin (Triassic-Cretaceous age).

The original concession included a rectangular area with dimensions of approximately 175 miles (north-south) by 140 miles (east-west). This large area is similar in size to the combined area of all the producing counties in the East Texas Basin, within which lies the largest U.S. field in the contiguous 48 states. The East Texas Basin has ultimate recoverable oil reserves in excess of 6 billion barrels of oil. In addition, there are within the East Texas Basin many trillion cubic feet ("TCF") of gas reserves. It is a very unique and highly unusual opportunity, for a Corporation of the Issuer's size to control such a large area of prospective acreage. ATP 615 represents one of the greatest exploration opportunities in the world today, with reserve potential in the multi-Trillion Cubic Feet category.


General Market Conditions and Other Significant Observations

The Issuer's timing of this exploration opportunity is fortuitous. The most anticipated event is the April, 1998, completion of the Ballera-to-Mt. Isa 12" gas pipeline that runs through the center of ATP 615. This pipeline project is reported to cost $180,000,000 (AUS Dollars) and will deliver gas to the Mount Isa region power plant and processing facilities in the mineral rich regions located nearby. Initial capacity of the gas pipeline is approximately 25 BCF/yr and, with compression from 5 stations, will ultimately be capable of 53 BCF/yr with maximum operating pressure of approximately 2100 psi.

Recently, Australian state governments joined in the agreement that now allows for inter-state transportation of gas such that all of Australia is now an available market. Major pipeline connections are now in place between various suppliers and end-users throughout the eastern half of the continent. This is considered a very significant recent development which allows for commercial production in areas that were heretofore non-existent, including the ATP 615 area. The tremendous expense related to the required infra-structure has already been absorbed by the utility industry and the benefits are immediately available to exploration oriented companies.

One of the most interesting aspects of exploration in Australia is the friendly relationship between government and industry. Today, Australia is one of the more developmentally- minded nations in the world, encouraging and soliciting the participation in exploration activities from domestic and foreign companies. In the state of Queensland, net revenue interests are very high by domestic and international standards, with the government retaining 17.5% overriding royalty interest. There are no severance or ad valorem taxes. The government allows for very large lease concessions (often in the millions of acres) to allow for the most efficient exploration and development of primary areas of interest. Initial exploration leases are for four (4) years with extensions possible. In addition, a production lease of up to 64,000 acres is allowed around each new discovery, depending upon the size of the structure or field. These leases have a primary term of twenty-one (21) years and are renewable.

Petroleum Exploration and Production Overview in Australia

Oil and gas exploration did not occur in earnest until the mid-1950's in Australia and it was not until the 1960's that appreciable oil and gas discoveries were made. Subsequent exploration activities centered primarily on these easy discoveries and in close proximity to major cities and ports where markets would be readily available. The outback of Australia was considered to be out of reach to these markets with the exception of a few very large fields for which pipeline connections were made to specific markets within the respective states in which the reserves were found. Moomba Gas Field gas and liquids were transported by parallel pipelines south within South Australia to the capital city, Adelaide. In Queensland, Jackson Oil Field oil was transported by pipeline to the Moonie Oil Field complex where it was connected by pipeline to the capital city of Brisbane.

In the Northern Territory, two giant oil and gas fields (Mereenie and Palm Valley) were discovered in the mid 1960's in the Amadeus
Basin, but it was not until 20 years later in the mid-1980's that production began from these early discoveries.

Exploration within the area included in ATP 615 ended as soon as it began in the early 1960's. Four wells were drilled by Phillips-Sunray and, with no discoveries, further exploration ceased. This area has remained one of the most remote on the continent for exploration and has seen virtually no drilling activity in over 35 years. ATP 615 is optimally positioned in one of the remaining classic prospective basins within the continent. There exists today the unlimited potential for the discovery of new world-class fields within an area that has seen virtually no drilling activity to properly access the production potential.


Economic Review of Adjacent Producing Basins

     I.  Amadeus Basin

The Amadeus Basin is located approximately 400 miles west of ATP 615 and covers an area of 60,000 square miles or 38 million acres in size. Exploration began in 1963 and included the use of detailed surface geology and related geophysical data. By
1969, eleven (11) structures were tested resulting in the discovery of two (2) very large fields and several additional oil and gas "shows". The Amadeus Basin is of similar age to the most prospective intervals in ATP 615 and may have similar geology to that anticipated to be present within the portion of the Georgina Basin occupied by ATP 615.

The Mereenie Field was centered along a surface anticline where a 1000' gas column was discovered in 1964. Subsequent drilling led to the discovery of an additional 300' oil column in 1967. The structure is approximately 22 miles long, 2 miles wide and covers over 28,000 acres. Gas flows were reported to range from 10-20 MMCF per day in the first 6 wells drilled. Porosities range up to 14% and permeabilities range from 800-1350 millidarcies in the Ordovician age Pacoota Sandstone. The initial oil discovery reported a rate of 300 BOPD from less permeable rocks. First oil production began in September, 1984 and limited gas production began in May, 1987 for electricity generation. Most gas is reinjected for maximum oil recovery. To date, 50 wells have been drilled of which 34 produce oil and associated gas, one produces only gas and 2 are used for reinjection. This represents a 73% success rate.

Through December, 1995, the Mereenie Field has produced net sales of approximately 9.2 million barrels of oil and approximately 32 BCFG. Average daily production was last reported to be 2,800 BO and 25 MMCFG (December, 1995). Total recoverable reserves were last estimated to be 14 million barrels of oil and condensate and 445 BCFG (December, 1995). Gas contract commitments include an additional 74 BCFG. The remaining gas reserves are presently uncommitted. The Issuer's consultants believe that the oil rim should be produced to maximum recovery before the large and separate gas reserves are produced. Per-well reserves are estimated to be 12.36 BCFG and 389,000 barrels oil and condensate based on the 36 existing producing wells.

The Palm Valley Field was also discovered along a surface structure in 1965 at a location approximately 75 miles east of Mereenie Field. This large structure also encountered a net gas column greater than 1,000' in thickness. In contrast to the Mereenie Field, however, production is primarily from fracture enhanced reservoirs of similar age. This large field is approximately 17 miles long, 3 miles wide and includes approximately 32,000 productive acres. Porosities range from 13-16 % and permeabilities are less than .1 millidarcies, yet very significant gas is produced as a result of the fractures. First gas production began in August, 1983 and is used for electricity generation in all major populated centers in the Northern Territory. To date, 10 wells have been drilled, of which 6 are producing gas (60% success). Current field production averages 21 MMCF per day (3.5 MMCF per well) or 7.6 BCFG rate per year and has remained steady for over 12 years.

Through December, 1995 Palm Valley Field has produced approximately 88 BCFG. Total recoverable reserves were last estimated to be 548 BCFG (December, 1995). Per-well recoverable reserves are estimated to be over 91 BCFG based on the 6 currently producing wells. With future contract commitments it may be necessary to drill additional wells to adequately drain the reservoirs.

The combined recoverable reserve potential for both fields is estimated to be 993 BCFG and 75 million barrels of oil and condensate. Based on the combined total of 41 producing wells the company estimates that the ultimate average per-well recoverable reserves are approximately 24.21 BCFG and 1.829 million barrels of oil and condensate.

     II.  Cooper Basin

The Cooper Basin is located approximately 150-200 miles south-southwest of ATP 615. It is located in the northeast corner of the State of South Australia and the south-western corner of the State of Queensland. Geologically, the basin is actually a sub-basin beneath the overlying and younger Eromanga basin (Triassic-Cretaceous age) which occupies a large portion of the central eastern half of the continent. This basin has the longest history of exploration, dating back to 1959 when drilling began. It is a good basin from which to derive economic projections within new exploration areas such as ATP 615. For instance, between the years 1959 and 1982 there were 124 wildcat wells drilled and a total of 48 new fields were discovered, with estimated future sales of 5 TCF gas equivalent, including 3.5 TCFG and 313 million barrels of oil and condensate. The success rate was 39% of the wildcats drilled and the average field size discovered was 104 BCFG equivalent. The average reserve found for 100% of all wells drilled, including the dry holes, was over 40 BCFG equivalent.

Santos Group Ltd., an Australian corporation, is the single largest operator within the Cooper Basin. Today they continue to enjoy an excellent success rate while actively exploring for additional reserves within their 2.9 million acre leaseblock. In 1994 they recorded an excellent exploration success rate including 11 of 11 gas wells drilled and 3 of 4 oil wells drilled (93%). Two of the new oil fields recorded strong test results, including one that had a combined flow rate of 5,615 BOPD from 2 zones and the other flowing 2,100 BOPD. Both fields were brought into production that year and permanent facilities were installed.

Many other successful wells have been drilled within the basin including some notable extensions away from the core areas where earlier activities prevailed. Two such recent discoveries include an oil discovery well flowing 4,700 BOPD and a gas discovery well flowing 6.44 MCFG per day. Overall, the success rates for oil and gas exploration within the Cooper and Cooper-Eromanga Basins remain very high and give evidence of the excellent opportunities that are only now beginning to become better known to interested geological analysts.

Geologic Review and Exploration Potential of ATP-615

A detailed review of all available resources pertaining to the geology of the Georgina Basin in the area of ATP 615 is currently in progress. To date, all information reviewed strongly supports an aggressive exploration program with the objective of finding world class oil and gas reserves that could contain as much as 500 BCF gas-equivalent field potentials. The Issuer's consultants believe that large structures, up to 20 miles long, are located within the Burke River Structure. This structural trend appears to be a major rift-related graben feature located between very elongated parallel surface structures and in association with high angle faults that most probably increase throw with depth, such that at the base of the petroleum-bearing formation there may be several thousands of feet of throw (a geologic term, it is defined as an offshoot of a reservoir structure) and corresponding sediment thickening. It is within the downthrown thickened sections that large structures are anticipated to occur as 4-way closures and 3-way closures along the fault lines.

The gravity data and particularly the aeromagnetic data as well as the surface topographic and surface geologic mapping, all support this concept. No seismic data is available across the area of interest. Phillips-Sunray is reported to have shot a limited grid in the late 1950's-very early 1960's. The data is reported to have been of very poor quality due to extreme surface noise. The data was gathered years in advance of modern methods that include much better recording and migration with the use of closely shot and tightly grouped intervals and the development of advanced computer processing techniques. Today, high quality data is routinely recorded throughout Australia, particularly with the use of Vibroseis equipment.

The Issuer's Consultants recommend that a regional seismic grid be shot along the Burke River Structure trend. The prospect trend is approximately 10-15 miles wide and over 100 miles long. This will require a set of widely-spaced regional lines approximately 5-10 miles apart and 15-20 miles long to record enough data to view the entire structural trend and related features. All together, it is anticipated that approximately 200 miles of data will be required to determine the overall structural trends and prospects related to this classic structure. Drilling locations could then be determined with additional infill shooting if necessary and the seismic data would be tied to all other available geophysical data. Titan anticipates that the largest potential structures would be drilled first and could possibly result in the largest discoveries within the trend. This is typical of new plays in exploration trends.

Seismic acquisition costs are estimated to be approximately $5,000 per mile. The minimum initial seismic acquisition recommended is 200 miles at a cost of approximately $1,000,000. This program could be staged such that areas could be high-graded and concentrated, depending on early interpretation results.

Drilling costs are higher in Australia than on-shore in the U.S. due to the limited number of available drilling rigs and the high cost of mobilization. Therefore, a multi-well drilling program should be initiated with the purpose of testing several of the largest structures in series. Rig mobilization costs are estimated at $500,000. This should be a one-time expense if the rig is used in a continuous drilling program. Drill depths are estimated to be 6,000 to 7,500' and costs are very crudely estimated to be $500,000 for drilling and $250,000 for completion. Assuming a 4-well program is scheduled and a 50% success rate is achieved, total drilling and completion expenses are estimated to be $3,000,000.

By comparison to the 2 discoveries of 500 BCF gas equivalent per new field it is estimated that future net revenue might be $1.6 billion after field development. This assumes 80% net revenue leases and an average gas price of $2.00 per mcf.

East Texas Leases, Polk County

On August 11, 1997, the Issuer entered into a Letter of Intent with Power Exploration Company, Inc. ("Power") of Tyler, Texas concerning the acquisition of and/or participation in acquiring Oil and Gas Leases. This preliminary agreement involved participation with Power for the purpose of Oil and Gas exploration of the Deep Woodbine Formation in Polk County, Texas.

On December 2, 1997, the Issuer entered into a formal agreement with privately held Power, Techstar Exploration, LLC and Roemer-Swanson Energy Corp. to acquire oil and gas leases in the prolific East Texas Basin for future exploration purposes. As of this date, the joint venture has approximately 12,000 net mineral acres in Polk County, Texas with an invested acquisition cost in excess of $2,000,000. The predominant producing zone in the immediate area is "Deep Woodbine," with single wells that have produced over $100,000,000 in oil and gas revenue. Another objective is the prolific pay zone "Austin Chalk," with "horizontal" wells that have the potential of producing in excess of 2,000 barrels of oil per day. [See Exhibit 10.5]


          DETAILED DESCRIPTION OF OWNERSHIP

Item 4.  Security Ownership of Certain Beneficial Owners and
Management.

The authorized capital of the Issuer currently consists of 15,000,000 shares of $0.02 par common stock. There is issued and outstanding as of June 1, 1998, 11,060,925 shares.

To the knowledge of the directors and officers of the Issuer, as of May 31, 1998, only the following persons beneficially own, directly or indirectly, or exercise control or direction over, shares carrying more than five percent (5%) of the voting rights attached to all outstanding common shares of the Issuer:


Name and Address of                Amount and Name of
Beneficial Owner                   Beneficial Ownership
                                   Percent of Class


Cede & Co.                         2,686,099 shares
P.O. Box 222                       24.2846%
Bowling Green Station
New York, NY 10274


Rife Oil Properties, Inc.          1,500,000 shares
5020 Collinwood Avenue,            13.5613%
Suite 201
Fort Worth, TX 76107

Caye Chapel                        800,000 shares
3050 Post Oak Road                 7.2327%
Suite 1760
Houston, TX 77056



George Gafford, Trustee            4,000,000 shares
5020 Collinwood Avenue             36.1633%
Fort Worth, TX 76017


Item 5.  Directors, Executive Officers, Promoters and Control
Persons.

The Issuer has a 5-person board of directors, all of which positions are currently filled. The Directors and Executive
Officers of the Issuer, their ages and present positions held with the Issuer are:

NAME                           AGE      POSITION HELD

M. O. Trey Rife III             58      Chairman of the
                                        Board & Director

Thom Schliem                    48      Director

Guy Pyron                       58      Chief Executive Officer &
                                        Director

Jack Gallacher                  76      Director

Pattye J. Hill                  50      Secretary

Joe Bill Bennett                52      Vice President & Director

Mark Zouvas                     35      Chief Financial Officer

The Issuer's Directors will serve in such capacity until the next annual meeting of the Issuer's shareholders and until their successors have been elected and qualified. There are no familial relationships among the Issuer's officers and directors, nor are there any arrangements or understandings between any of the officers or directors of the Issuer or any other person pursuant to which any officer or director was or is to be selected as an officer or director.



Chairman/Director

M. O. Trey Rife III

Mr. Rife was born in Fort Worth, Texas in 1939. His family has been in the oil industry for three generations. His grandfather retired from Gulf Oil as a production superintendent and his father was an independent oil and gas operator for over forty years.

Mr. Rife attended Texas Christian University and began working in the oil field when he was eighteen. He worked with his father for 15 years, then started his own company, RIFE OIL PROPERTIES, INC. He has been involved in the drilling, completion and operation of over 500 wells throughout the Mid-Continent Region. Currently, Rife Oil Properties, Inc. operates over 800 wells in Texas.


Director: Thom Schliem. Mr. Schliem had 15 years of national marketing experience prior to his full time management of his own business investments. He currently manages a significant oil and gas investment portfolio along with his equity investments in many other business sectors. He has a Bachelor of Science Degree in Accounting from the University of Delaware.


CEO/Director: Guy Pyron. Mr. Pyron first became interested in the oil and gas business in the early 1970's as an investor. After drilling several wells, he formed an exploration and operating company. From the middle 1970's through the early 1990's his Company was directly involved in drilling and operating over 500 oil and gas wells throughout the mid-continent region. During this time, he raised several million dollars for drilling and exploration. His Company, PEDCO was headquartered in Dallas, Texas.

His experience includes oversight of all operations of an oil and gas company. His drilling company built its own drilling rigs, and drilled wells for its own account as well as for numerous independent operators both large and small.

Prior to becoming involved in the oil and gas business, Mr. Pyron was a successful real estate broker and developer in the Dallas Metroplex. During his real estate career, he was responsible for developing large parcels of tract homes. Mr. Pyron also was responsible for raising equity capital totaling millions of dollars for real estate investment.

In 1994, Mr. Pyron sold out and moved to Tyler, Texas where he became a partner with long time friend and Geophysicist, Jack
Gallacher. In April 1996, they along with Geologist Stan Harris, developed 23 Cotton Valley Reef Prospects. With financial partners from Houston, they leased 35,000 + acres.


Director: Jack D. Gallacher. Mr. Gallacher has mapped many basins in the U.S. and Canada with seismic data and subsurface well information. He has developed sophisticated proprietary techniques that have contributed to a very successful oil and gas finding career covering some 53 years.

He was a resident of Canada from 1950 to 1975, where his exploration team Lakeshore Exploration Ltd., had a seventy percent (70%) success ratio in finding commercial reef production, along with several oil sand producing fields. He moved to Tyler, Texas in 1975, and pursued the East Texas Smackover formation with a fifty percent (50%) success ratio on wildcatting, resulting in seven (7) new Smackover fields and several other sand and carbonate fields. His companies were Orbit Oil and Gas, and Power Exploration Company, Inc.

During this later period, he conceived and sponsored the development of several computer programs to aid in cutting costs of exploration by identifying the fairways where oil and gas would be found. This was followed by seismic exploration to detail the individual hydrocarbon bearing structures. His data library includes some 10,000 miles of interpreted seismic data, over 50,000 well logs and other important data used in making maps which define prospects in these areas. When oil industry exploration declined in the past few years, he created two major regional geologic studies in East Texas that became part of a new program.

One of the above studies resulted in defining the currently active Cotton Valley reef trend that is attracting attention as a world class gas producing opportunity. Along with other partners, he raised sufficient capital to identify prospects using 2-D seismic, acquired in excess of 20,000 acres of leases and placed programs with a large independent to do the necessary 3-D seismic and drill the prospects. Drilling on the first of the prospects is now in progress.

Messrs. Pyron and Gallacher are now developing and leasing prospects across Texas, Louisiana, and Mississippi under a non-exclusive contract with Cheyenne Petroleum. This project resulted in 40,000 acres of new leases in 1997. After 3-D seismic evaluation is completed; drilling is scheduled to commence on these prospects in the third quarter of this year. When the Titan purchase of Power Exploration is accomplished, a portion of these prospects will belong to Titan.


Secretary: Pattye J. Hill. Mrs. Hill's professional experience includes over twenty years in various financial management positions. She has been involved with the oil and gas industry for more than fifteen years. Mrs. Hill has held the position of Corporate Secretary for several companies, and has been with Rife Oil Properties, Inc. as Corporate Secretary since 1990. Her responsibilities with the Issuer include all aspects of financial and operational accounting.


Vice President/Director: Joe Bill Bennett. Mr. Bennett was born in Graham, Texas, in 1946. His family has been involved in the oil industry as independent oil and gas operators in North
Texas for three generations. Mr. Bennett attended the University of Texas at Austin studying petroleum engineering. At the age of sixteen he began working summers in the oil fields for the family business. He has over 30 years of experience in developing exploration projects, drilling and completion of wells, and all phases of operations.

From 1976 to 1980, Mr. Bennett helped organize and start up an aircraft overhaul business that employed over 100 people. As C.O.O., he was responsible for all operations and marketing. In 1981, Mr. Bennett became President and C.E.O. of Bennett Resources, Inc. As head of the family business, he directed the development of exploration project in Texas, Oklahoma, Kansas, Illinois, Kentucky, and Tennessee. In 1994 Mr. Bennett joined Rife Oil Properties, Inc. as VP Operations. His primary responsibilities were to oversee the company's stripper well acquisition program and to manage all operations of these properties using new production technology.


Chief Financial Officer: Mark S. Zouvas. Mr. Zouvas has a BA from the University of California at Berkeley (Accounting and Real Estate). He was a staff auditor with Price Waterhouse, where he performed services for clients in the banking and real estate industries. Mr. Zouvas has been involved in several venture capital transactions over the past five years.
He is a Licensed Real Estate Broker in California and a Certified Public Accountant.

There are no family relationships among the Directors and Executive Officers. For each of the above listed persons there have been no orders, judgments, or decrees barring or limiting involvement in business, securities, or banking activities. Further, none of the above named individuals has been accused of federal or state securities or commodities laws violations.

Item 6.  Executive Compensation.

     SUMMARY COMPENSATION TABLE
     (Officers and Directors)


Name and Principal            Year          Annual Compensation
Occupation
                                     Salary   Securities Under
                                                  Option

M.O. Rife, III / Chairman
 of the Board & Director      1998   $60,000        None
                              1997     None         None

Pattye Hill / Secretary       1998   $38,256
                              1997     None         None

Mark Zouvas / Chief Financial
 Officer                      1998   $60,000
                              1997     None         None


Thomas Schliem / Director
                              1998     None
                              1997     None         None


Guy Pyron / Chief Executive
Officer & Director            1998   $60,000        None


Joe Bill Bennet/Vice
President & Director          1998   $60,000
                              1997     None         None

Jack Gallacher, Director      1998     None         None


     DIRECTORS/EMPLOYEES STOCK OPTIONS

     OUTSTANDING OPTIONS

The Issuer currently has no stock option plan for its officers and directors.


     INDEBTEDNESS TO COMPANY

None of the directors, executive officers or senior officers of the Issuer or any subsidiary, or any associates or affiliates of any of them, is or has been, indebted to the Issuer at any time since the beginning of the last completed financial year of the Issuer.


Item 7.  Certain Relationships and Related Transactions.

Rife Oil Properties, Inc., the 49% shareholder of the Issuer, when the shares held by George Gafford Trustee are included, is owned by the M. O. Rife III Trust A, which is controlled by Mr. Rife who is the Chairman of the Board and a Director of the Issuer and who has entered into the following agreements with the
Issuer:

(a)  On May 16, 1997 the Issuer acquired Oil Retrieval Systems,
Inc. and its portable swabbing technology, assets and liabilities for 2,500,000 shares of the Issuer's restricted common stock.

(b) On June 11, 1997, the Issuer purchased the Corsicana Field in Navarro County, Texas from Rife Oil Properties, Inc. The purchase price was 2,000,000 shares of restricted common stock and a convertible promissory note for $1,300,000, with 6% interest per annum. all due on November 11, 1997. The note was secured by 1,000,000 shares of common stock of the issuer held in escrow with George Gafford, Attorney, as Trustee. By agreement of the parties the note for $1,300,000 was converted to these shares on December 15, 1997.

(c)  On November 26, 1997, the Issuer borrowed $100,000 from Rife
Oil Properties, Inc., subject to a promissory note bearing interest at the rate of 8% per annum and due on May 26, 1998.

(d)  The Issuer occupies office space leased from Rife Oil
Properties, Inc. Commencing October 1, 1997 the Issuer pays rent in the amount of $2,000 per month.

(e) In June, 1998, Mr. Rife allowed the Issuer to use 4,000,000 shares of restricted common stock of the Issuer, owned by Rife, as pledged collateral to secure the $2,000,000 financing from Coldwater Capital LLC.


Item 8.  Legal Proceedings

To the knowledge of the Issuer and its officers and directors, neither the Issuer nor any of the officers or directors, in their capacities as such, are a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or litigation contemplated or threatened as of the date of this report. There are no judgments or administrative orders against the Issuer, nor are there any against the officers or directors in their capacities as such.


Item 9.  Market for Common Equity and Related Shareholder
Matters.

The Issuer has traded on the over-the-counter "Bulletin Board", under the symbol "POWR". The common stock of the Issuer has traded over the counter since 1969, with the following trading prices during the periods set forth:

                   High   Low     High    Low     High   Low
                     (1996)         (1997)          (1998)

First Quarter     $6.00  $3.00   $1.75   $0.44   $1.75  $0.44
Second Quarter    $5.13  $1.75   $1.75   $0.43   $1.75  $0.43
Third Quarter     $8.93  $1.63   $3.57   $1.06
Fourth Quarter    $7.63  $5.00   $1.88   $0.63


Item 10.  Recent Sales of Unregistered Securities.

A total of 1,674,074 shares of common stock were issued pursuant to a Convertible Debenture Offering sold during July and August of 1997. These debentures were offered in accordance with Regulation D, Rule 504, of the Securities Act of 1933. The debentures have since been totally converted to shares of common stock or repaid.

On December 15, 1997, a note for $1,300,000 was converted, by agreement, to 1,000,000 shares of restricted common stock. These shares were held in escrow until conversion.

During July of 1997, 400,000 shares of restricted common stock were issued pursuant to Consulting Agreements with Jon Hileman (200,000) and his company Emerald Coast Energy, Inc. (200,000) for financial consulting and financial public relations. Further, in 1997, the Company issued 200,000 shares to Allen L. Burditt for strategic financial planning services and 600,000 shares to Phoenix Reserves for services rendered in securing the Australian concession. No additional shares are currently owed for contractual consulting agreements or services at the present time.


Item 11.  Description of Securities.

There is only one class of stock, each share having equal and identical rights to every other share for purposes of dividends, liquidation preferences, voting rights and any other attributes of a company's common stock. No voting trusts or any other arrangement for preferential voting exist among any of the shareholders, and there are no restrictions in the bylaws or articles of incorporation precluding issuance of further common stock or requiring any liquidation preferences, voting rights or dividend priorities with respect to this class of stock.



Item 12.  Indemnification of Directors and Officers.


The Issuer's Articles of Incorporation provide for the following indemnification of officers and directors:


     ARTICLE VII
     Indemnification of Officers
     Directors and Others

"The corporation may indemnify each director and each officer, and any employee or agent of the corporation, his heirs, executors and administrators, against expenses reasonably incurred or liability incurred by him in connection with any action, suit or proceeding to which he may be made a party by reason of his being or having been a director, officer, employee or agent of the corporation to the full extent permitted by the laws of the State of Colorado now existing or as such laws may hereafter be amended."

Further, the Issuer has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and therefore, may be unenforceable.


Item 13.  Financial Statements.

The audited Financial Statement for the Issuer, dated as of the close of its fiscal year, September 30, 1997, is included, stated in United States dollars and according to Generally Accepted Accounting Principles. This statement has been included to depict the income, cash flows and changes in stockholders' equity for this period. The quarterly statements for the periods ending December 31, 1997, and March 31, 1998, have also been provided.


Item 14.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

In the Third Quarter of 1997 the Issuer retained Merdinger, Fruchter, Rosen & Corso, P.C. The Issuer knows of no disagreements with its previous Accountant, Terrence J. Dunne, Certified Public Accountant. The previous Accountant, Terrence
J. Dunne, Certified Public Accountant, and the current Accountants Merdinger, Fruchter, Rosen & Corso, P.C. have stated the financial information is in accordance with American Generally Accepted Accounting Principles for United States regulatory authority filings.


Item 15.  Financial Statements and Exhibits.

     FINANCIAL STATEMENTS

     A. March 31, 1998 Quarterly Report

     B. December 31, 1997 Quarterly Report

     C. September 30, 1997 Annual Report and Financial Statements

           TITAN ENERGY CORP., INC. AND SUBSIDIARIES

               CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1998

                     TITAN ENERGY CORP., INC.
               CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)

                         3 Months Ending     3 Months Ending     6 Months Ending
                         March 31, 1998      December 31, 1997   March 31, 1998

REVENUE
Oil and Gas Sales        $      7,947        $       15,716      $     23,663
Contract Revenue                5,459                39,605            45,064
Rig & Equipment Sales         250,000                                 250,000
Misc. Revenue                  16,553                                  16,553
                              -------                -------          -------
Total Revenue                 279,959                55,321           335,280
                              -------                -------          -------

COST OF REVENUE
Lease Operating          $     49,824        $       51,343      $    101,167
Production Taxes                  117                   741               858
Depreciation, Depletion &
  Amortization                 15,003                   559            15,562
Exploration                         -                     -                 -
Cost of Equipment Sales       181,882                12,868           194,750
                              -------                -------          -------
Total Cost of Revenue         246,826                65,511           312,337
                              -------                -------          -------
GROSS PROFIT                   33,133               (10,190)           22,943
                              -------                -------          -------

EXPENSES
General and
  Administrative         $    205,724        $      932,600      $  1,138,324
Interest Expense               (5,830)               78,101            72,271
                              -------               -------           -------
Total Expenses                199,894             1,010,701         1,210,595

PROFIT (LOSS) BEFORE OTHER
INCOME AND PROVISION FOR    ----------            ----------       ----------
INCOME TAXES             $   (166,761)       $   (1,020,891)     $ (1,187,652)
                            ----------            ----------       ----------

OTHER INCOME                        -                     -                 -
                            ----------            ----------       ----------

PROFIT (LOSS) BEFORE
  PROVISION FOR             ----------            ----------       ----------
  FOR INCOME TAXES       $   (166,761)       $   (1,020,891)     $ (1,187,652)
                            ----------            ----------       ----------

PROVISION FOR INCOME TAXES          -                     -                 -
                            ----------            ----------       ----------
NET PROFIT (LOSS)        $   (166,761)       $   (1,020,891)     $ (1,187,652)
                            ----------            ----------       ----------

PROFIT (LOSS) PER SHARE         (0.02)                (0.12)            (0.11)
                            ----------            ----------       ----------

WEIGHTED AVERAGE NUMBER OF
TOTAL NUMBER OF SHARES
OUTSTANDING                11,060,925             8,551,326        11,060,925
                           -----------            ----------       -----------

                     TITAN ENERGY CORP., INC.
                    CONSOLIDATED BALANCE SHEET

                                           March 31, 1998     September 30, 1997
     ASSETS
CURRENT ASSETS
Cash                                       $    15,138        $    95,444
Accounts Receivable                             77,065             35,482
Inventory                                      547,670            553,154
Prepaid Expenses                                12,764              9,229
                                           --------------     -----------------
Total Current Assets                           652,637            693,309

OIL & GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization           5,113,339          5,050,000
Properties not subject to amortization       1,680,655          1,510,871
                                           --------------     ----------------
                                             6,793,994          6,560,871

Less: Accumulated depreciation, depletion
   and amortization                             (1,664)              (826)
                                           --------------     ----------------
Net Oil and Gas Properties                   6,792,330          6,560,045

PROPERTY AND EQUIPMENT
Property and Equipment                         276,389            247,994
Accumulated Depreciation                       (27,358)           (19,288)
                                           --------------     ----------------
Total Property and Equipment                   249,031            228,706

OTHER ASSETS                                    22,787             77,449
                                           --------------     ----------------
TOTAL ASSETS                               $ 7,716,785      $   7,559,509
                                           --------------     ----------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses      $   235,457      $     100,707
Customer Deposits                              112,300            107,300
Debentures Payable                             250,000            783,000
Unamortized Discount on Debentures             (42,308)          (130,500)
Bank of Commerce                               100,000                  -
Notes Payable - Related Parties                 31,747          1,310,000
                                           --------------      ------------
Total Current Liabilities                  $   687,196      $   2,170,507

LONG TERM LIABILITIES
Related Parties                                100,000                  -
                                           --------------      ------------
Total Liabilities                          $   787,196      $   2,170,507

STOCKHOLDERS' EQUITY
Common Stock, $0.02 par value; 15,000,000 shares
     authorized, 11,060,925 and 7,781,553 shares
     issued and outstanding, respectively      221,219            155,631
Additional Paid-In Capital                   9,871,284          7,208,633
Accumulated Deficit                         (3,162,914)        (1,975,262)
                                           --------------      -------------
Total Stockholders' Equity                 $ 6,929,589      $   5,389,002
                                           --------------      -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $ 7,716,785      $   7,559,509
                                           --------------      -------------


            TITAN ENERGY CORP., INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS

                                         3 Months Ending      3 Months Ending
                                         March 31, 1998       September 30, 1997

Profit (Loss) After Taxes                $  (166,761)         $    (1,020,891)
Depreciation and Amortization                      -                        -
                                       --------------         ----------------
Cash Flow from Income Statement          $  (166,761)         $    (1,020,891)
                                       --------------         ----------------

Accounts Receivable............Decr (Incr)       (14)                 (41,569)
Inventory......................Decr (Incr)    42,744                  (37,260)
Other Current Assets...........Decr (Incr)         -                        -
Prepaid & Deferred Expenses....Decr (Incr)      (497)                  (3,038)
Accounts Payable...............Decr (Incr)    10,466                  124,284
Income Taxes...................Decr (Incr)         -                        -
Other Current Liabilities......Decr (Incr)   (35,000)                  40,000
Notes Payable-Related Parties..Decr (Incr)   (68,253)              (1,210,000)
                                       --------------         ----------------
Cash Flow from Operating Activities     $   (217,315)         $    (2,148,474)
                                       --------------         ----------------

Fixed Assets...................Decr (Incr)   (13,478)                  (6,847)
Net Oil & Gas Properties.......Decr (Incr)   (88,060)                (144,225)
Other Assets...................Decr (Incr)    28,830                   25,832
                                       --------------         ----------------
Cash Flow from Investing Activities     $    (72,708)         $      (125,240)
                                       --------------         ----------------

Short Term Debt................Decr (Incr)  (231,250)                (113,558)
Long Term Debt.................Decr (Incr)   100,000                        -
Common Stock...................Decr (Incr)    19,753                   51,488
Other Net Worth Changes........Decr (Incr)   375,503                2,281,495
                                       --------------         ----------------
Cash Flow from Financing Activities     $    264,006          $     2,219,425
                                       --------------         ----------------

Net Increase (Decrease) in Cash              (26,017)                 (54,289)
Beginning Cash                                41,155                   95,444
                                       --------------         ----------------
Ending Cash                             $     15,138          $        41,155
                                       --------------         ----------------


     TITAN ENERGY CORP., INC. AND SUBSIDIARIES
     CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 1997


     INDEX

CONSOLIDATED BALANCE SHEETS                                   2

CONSOLIDATED STATEMENTS OF OPERATIONS                         3

CONSOLIDATED STATEMENTS OF CASH FLOWS                         4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  5 - 9

     TITAN ENERGY CORP., INC. AND SUBSIDIARIES
     BALANCE SHEET

                                      December 31,     September 30,
                                      1997             1997
               ASSETS

CURRENT ASSETS
     Cash                            $    41,155      $   95,444
     Accounts Receivable                  77,051          35,482
     Inventory                           590,414         553,154
     Prepaid Expenses                     12,267           9,229

          Total Current Assets           720,887         693,309

OIL AND GAS PROPERTIES, FULL COST METHOD

     Properties being amortized        5,050,000       5,050,000
     Properties not subject
        to amortization                1,655,655       1,510,871

                                       6,705,655       6,560,045

     Less: Accumulated depreciation,
       depletion and amortization    (     1,285)     (      826)

       Net Oil and Gas Properties      6,704,270       6,559,219

PROPERTY AND EQUIPMENT, Net of Accumulated
 Depreciation of $19,288 and $12,634     233,553         228,706

OTHER ASSETS                              51,617          77,449

          TOTAL ASSETS               $ 7,712,327    $  7,559,509

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable and
         Accrued Expenses            $   224,991    $    100,707
     Customer Deposits                   147,300         107,300
     Debentures Payable - Net of Unamortized
      Discount of $86,058 and $130,500   538,942         652,500
     Notes Payable - Related Parties     100,000       1,310,000

        Total Liabilities              1,011,233       2,170,507

STOCKHOLDERS' EQUITY

     Common Stock, $.02 par value;
      15,000,000 shares authorized,
      10,355,958 and 7,781,553 shares
      issued and outstanding,
      respectively                       207,119         155,631
     Additional Paid-in Capital        9,490,128       7,208,633
     Accumulated Deficit              (2,996,153)     (1,975,262)

          Total Stockholders' Equity   6,701,094       5,389,002

          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY    $  7,712,327    $  7,559,509


The Accompanying Notes are an Integral Part of These Financial
Statements.

     TITAN ENERGY CORP., INC. AND SUBSIDIARIES
     STATEMENT OF OPERATIONS (UNAUDITED)
     FOR THE THREE MONTH PERIODS ENDED DECEMBER 31,


                                           1997           1996
REVENUE

     Oil and Gas Sales              $    15,716     $        -
     Equipment Sales                     39,605              -

                                         55,321              -

COST OF REVENUE

     Lease Operating                     51,343              -
     Production Taxes                       741              -
     Depreciation, Depletion and
          Amortization                      559              -
     Exploration                             -               -
     Cost of Equipment Sales             12,868              -
                                         65,511              -

GROSS PROFIT                          (  10,190)             -

EXPENSES

     General and Administrative         932,600           5,288
     Interest Expense                    78,101              -

TOTAL EXPENSES                        1,010,701           5,288

LOSS BEFORE OTHER INCOME AND
  PROVISION FOR INCOME TAXES        ( 1,020,891)      (   5,288)

OTHER INCOME                                 -               67

LOSS BEFORE PROVISION FOR
  INCOME TAXES                      ( 1,020,891)      (   5,221)

PROVISION FOR INCOME TAXES                   -               -

NET LOSS                           $( 1,020,891)     $(   5,221)

LOSS PER SHARE                     $(       .12)     $       -

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                           8,551,326       1,946,851


The Accompanying Notes are an Integral Part of These Financial
Statements.

     TITAN ENERGY CORP., INC. AND SUBSIDIARIES
     STATEMENT OF CASH FLOWS
     FOR THE YEARS ENDED DECEMBER 31,

                                           1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                      $( 1,020,891)     $(  5,221)

Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
     Depreciation, Depletion
       and Amortization                   7,213             -
     Amortization of Bond Issue Costs    49,190             -
     Amortization of Discount on
       Bonds Payable                     32,567             -
     Issuance of Shares for Services    687,500             -
     Increase in Receivables        (    41,569)            -
     Increase in Inventory          (    37,260)            -
     Increase in Prepaid Expenses   (     3,038)            -
     Increase in Accounts Payable
       and Accrued Expenses             124,284             -
     Increase in Customer Deposits       40,000             -

     Net Cash (Used) in Operating
       Activities                   (   162,004)      (  5,221)

CASH FLOWS FROM INVESTING ACTIVITIES

     Cost of Oil and Gas Properties (   144,784)            -
     Purchase of Property
       and Equipment                (    13,501)            -

     Net Cash (Used) in Investing
       Activities                   (   162,004)            -

CASH FLOWS FROM FINANCING ACTIVITIES

     Repayment of Borrowings        (    10,000)            -
     Increase in Notes Payable -
       Related Parties                  100,000             -
     Net Proceeds on Sale of Debentures 176,000             -

         Net Cash Provided by
         Financing Activities           266,000             -

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                   (    54,526)     (   5,221)

CASH AND CASH EQUIVALENTS-BEGINNING
  OF PERIOD                              95,444          2,697

CASH AND CASH EQUIVALENTS -
  DECEMBER 31,                     $     41,155     $    2,697

CASH PAID DURING THE YEAR FOR:
     Interest Expense                        -              -
     Income Taxes                            -              -

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCIAL ACTIVITIES:

     Common stock totaling 474,405 shares was issued in conversion of $408,000 of debt.

     Common stock totaling 1,000,000 shares was issued in payment of a note in the amount of $1,300,000.

The Accompanying Notes are an Integral Part of These Financial
Statements.

     TITAN ENERGY CORP., INC. AND SUBSIDIARIES (UNAUDITED)
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 1997


     NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     For further information, refer to the financial statements and footnotes included in the Registrant's Annual Report on Form
10-KSB for the fiscal year ended September 30, 1997.

     The results of operations for any interim period are not necessarily indicative of the results to the expected for the full fiscal year ended September 30, 1998.

     The unaudited consolidated balance sheet as of December 31, 1997 and the consolidated statements of operations and cash flows for the three month period ended December 31, 1997 are those of Titan Energy Corp., Inc. and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated. The statements of operations and cash flows for the three-month period ended December 31, 1996 are those of Titan Energy Corp., Inc. only.


          b)   Loss Per Share

     Loss per share is based on the weighted average number of shares of common stock outstanding during the period.

     NOTE 2 -INVENTORY

     Inventory consists of the following:

                                  December 31,     September 30.
                                      1997             1997

  Raw Material                     $ 435,686        $ 414,946
  Work in Process                    154,728          138,208
                                   $ 590,414        $ 553,154



     NOTE 3- PROPERTY AND EQUIPMENT


     Inventory consists of the following:

                                  December 31,     September 30.
                                     1997              1997

     Furniture and Office
        Equipment                 $  24,841         $  11,340
     Machinery                      230,000           230,000
                                    254,841           241,340

     Less Accumulated Depreciation   19,288            12,634

                                  $ 235,553         $ 228,706

     Depreciation Expense Recorded in
       the Statement of Operations    6,654         $  12,634


     NOTE 4- NOTES PAYABLE

          1) On January 18, 1997, ORS (now "Titan") borrowed $80,000 from a stockholder, evidenced by a promissory note bearing- interest at 8% per annum and due on January 18, 1998. As of December 31, 1997, the principal amount of the note had been paid in full.

          2) On June 11, 1997, Titan purchased a leasehold working interest situated in the Corsicana Field, Navarro County, Texas from a stockholder. In connection with this purchase, Titan entered into a promissory note with the stockholder in the amount of $1,300,000. The note bears interest at 6% per annum and was due on November 11, 1997. The note is secured by 1,000,000 shares of the Company's common stock. This note was paid on December 15, 1997 through the issuance of the 1,000,000 shares held as collateral.

          3) On November 26, 1997, Titan borrowed $100,000 from a stockholder, evidenced by a promissory note bearing interest at 8% per annum and due on May 26, 1998.

     NOTE 5- DEBENTURES PAYABLE

          1)   During July and August 1997, the Company sold
$1,250,000 of 12% Convertible Debentures, in accordance with Regulation D of the Securities Act of 1933, for net proceeds of $870,000.

     The debentures bear interest at 12% per annum and are due and payable on July 31, 1998, if not converted earlier. Interest is payable quarterly,

     The principal amount of the debentures is convertible at the holders option anytime 28 days after the closing date into shares of the Company's common stock at a conversion price for each share of Company common stock equal to the lower of (a) 80% of the closing bid price of the common stock for the business day immediately preceding the date of receipt by the Company and notice of conversion or (b) 80% of the average of the closing-bid price of the common stock for the 5 business days immediately preceding the closing date.

     Costs of $130,000 incurred in connection with the issuance of these debentures are being amortized over the life of the debentures.

     As of December 31, 1997, $875,000 principal amount of debentures have been converted into 909,107 shares of common stock.

          2)   On October 22, 1997, the Company sold $250,000 of
12% Series B Senior Subordinated Convertible Redeemable
Debentures, in accordance with Regulation S of the Securities Act of 1933, for net proceeds of $176,000.

     The Series B debentures bear interest at 12% per annum and are due and payable on November 30, 1998, if not converted earlier. Interest is payable quarterly.

     The principal amount of the debentures is convertible at the holders option anytime 28 days after the closing date into shares of the Company's common stock at a conversion price for each share of Company common stock equal to the lower of (a) 80% of the closing bid price of the common stock for the business day immediately preceding the date of receipt by the Company and notice of conversion or (b) 80% of the average of the closing bid price of the common stock for the 5 business days immediately preceding the closing date.

     The Company may, at any time on or after 90 days of sale, redeem any outstanding principal amount of debenture at 120% of the principal amount redeemed.

     Costs of $24,000 incurred in connection with the issuance of these debentures are being amortized over the life of the debentures.

     No interest has been paid on any of the above debentures.


     NOTE 6- WARRANTS

          1) The Company has issued 100,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock. The warrants are exercisable at any time on or before August 31, 2002 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The exercise price exceeded the market price of the underlying common stock on the date of issuance.

     The warrants were issued in connection with the placement of the debt described in Note 5(1)

          2) The Company has issued 20,000 warrants, each of which entitles the registered holders thereof to purchase one share of common stock. The warrants are exercisable at any time on or before October 22, 2000 at an exercise price of $1.50 per share (subject to customary anti- dilution adjustments).

     The exercise price exceeded the market price of the underlying common stock on the date of issuance.

     The above warrants were issued in connection with the placement of the debt described in Note 5(2).

     The warrants do not confer upon the holders thereof any voting or other rights of a stockholder of the Company.


     NOTE 7- RELATED PARTY TRANSACTIONS

          1) On June 11, 1997, the Company purchased the Corsicana Field Prospect in Navarro County, Texas from a stockholder. The purchase price was 2,000,000 shares of common stock and a promissory note in the amount of $1,300,000. The note was due on November 11, 1997 and was paid on December 15, 1997 through the issuance of an additional 1,000,000 shares of common stock.

          2) On November 26, 1997, Titan borrowed $100,000 from a stockholder, evidenced by a promissory note bearing interest at 8% per annum and due on May 26, 1998.

          3) The Company occupies office facilities leased by the same stockholder. No rent was paid on this space through September 30, 1997. Commencing October 1, 1997, the Company will pay rent to the stockholder in the amount of $2,000 per month. The space is rented on a monthly basis.


     NOTE 8- CONSULTING AGREEMENTS

     The Company, has entered into various cancelable consulting agreements with third parties. Compensation for services provided under these agreements is to paid in shares of common stock of the Company. During the three month period ending
December 31, 1997, the Company has issued 1,100,000 shares of common stock, valued at $687,500, in payment of these agreements. This amount is included in general and administrative expense.

                 TITAN ENERGY CORP., INC. AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1997


                                   INDEX


INDEPENDENT AUDITORS' REPORT                                  1

CONSOLIDATED BALANCE SHEETS                                   2

CONSOLIDATED STATEMENTS OF OPERATIONS                         3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                4

CONSOLIDATED STATEMENTS OF CASH FLOWS                         5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  6 - 16

                       INDEPENDENT AUDITOR'S REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
TITAN ENERGY CORP., INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of TITAN ENERGY CORP., INC. AND SUBSIDIARIES as of September 30, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of TITAN ENERGY CORP., INC. as of September 30, 1996 were audited by other auditors whose report dated April 2, 1997 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the September 30, 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TITAN ENERGY CORP., INC. AND SUBSIDIARIES as of September 30, 1997 and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.



                   MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                       Certified Public Accountants


New York, New York
October 24, 1997

     TITAN ENERGY CORP., INC. AND SUBSIDIARIES
                BALANCE SHEET
                 SEPTEMBER 30,

                                             1997           1996
ASSETS

CURRENT ASSETS
     Cash                               $    95,444    $   7,918
     Accounts Receivable                     35,482           -
     Inventory                              553,154           -
     Prepaid Expenses                         9,229           -

          Total Current Assets              693,309        7,918

OIL AND GAS PROPERTIES, FULL COST METHOD
     Properties being amortized           5,050,000           -
     Properties not subject to
       amortization                       1,510,871           -
                                          6,560,871           -

     Less: Accumulated depreciation, depletion
       and amortization                  (      826)          -
       Net Oil and Gas Properties         6,560,045           -

PROPERTY AND EQUIPMENT,
     Net of Accumulated
      Depreciation of $12,634 and $0        228,706           -

OTHER ASSETS                                 77,449           -

TOTAL ASSETS                            $ 7,559,509    $   7,918

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts Payable and Accrued
      Expenses                          $   100,707    $      -
     Customer Deposits                      107,300           -
     Debentures Payable                     652,500           -
     Notes Payable - Related Party        1,310,000           -
     Advances Payable - Related Party            -        11,747

          Total Liabilities               2,170,507       11,747

STOCKHOLDERS' EQUITY
     Common Stock, $.02 par value;
     15,000,000 shares authorized,
     7,781,553 and 1,946,851 shares
     issued and outstanding, respectively   155,631    1,301,951
     Additional Paid-in Capital           7,208,633           -
     Accumulated Deficit                 (1,975,262)  (1,305,780)
          Total Stockholders' Equity      5,389,002   (    3,829)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $ 7,559,509    $   7,918

The Accompanying Notes are an Integral Part of These Financial
Statements.

     TITAN ENERGY CORP., INC. AND SUBSIDIARIES
     STATEMENT OF OPERATIONS
     FOR THE YEARS ENDED SEPTEMBER 30,

                                        1997           1996
REVENUE
     Oil and Gas Sales            $     22,714    $      945
     Equipment Sales                    90,000            -

                                       112,714           945

COST OF REVENUE

     Lease Operating                    46,798            -
     Production Taxes                    1,052            -
     Depreciation, Depletion and
          Amortization                     826            -
     Exploration                         5,496            -
     Cost of Equipment Sales           102,602            -

                                       156,774            -

GROSS PROFIT                        (   44,060)          945


EXPENSES
     General and Administrative        547,173         2,909
     Interest Expense                   70,295            -

TOTAL EXPENSES                         617,468         2,909

LOSS BEFORE OTHER INCOME AND PROVISION FOR
 INCOME TAXES                       (  661,528)      ( 1,964)

OTHER INCOME                            32,567           244

LOSS BEFORE PROVISION FOR
 INCOME TAXES                       (  628,961)      ( 1,720)

PROVISION FOR INCOME TAXES                  -             -

NET LOSS                           $(  628,961)     $( 1,720)

LOSS PER SHARE                     $(      .17)     $(    - )

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                   3,780,412      1,946,851

The Accompanying Notes are an Integral Part of These Financial
Statements.

     TITAN ENERGY CORP., INC. AND SUBSIDIARIES
     STATEMENT OF CASH FLOWS
     FOR THE YEARS ENDED SEPTEMBER 30,


                                              1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                              $( 628,961) $(  1,720)

Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
     Depreciation, Depletion and Amortization  13,460         -
     Abandonment of Properties                     -         930
     Amortization of Discount on Bonds
         Payable                               93,400         -
     Issuance of Shares for Services          362,500         -
     Increase in Receivables               (   35,482)        -
     Increase in Inventory                 (  223,154)        -
     Increase in Prepaid Expenses          (    9,229)        -
     Increase in Accounts Payable and
      Accrued Expenses                        100,707         -
     Increase in Customer Deposits            107,300         -
     Decrease in Advances Payable          (   11,747)        -

     Net Cash (Used)in Operating
         Activities                        (  231,206)   (   790)

CASH FLOWS FROM INVESTING ACTIVITIES
     Cost of Oil and Gas Properties        (  310,871)        -
     Purchase of Property and Equipment    (  241,340)        -
     Adjustment for Acquisition of
        Subsidiaries                       (    9,057)        -
     Net Cash (Used)in Investing
        Activities                         (  561,268)        -

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Borrowings                  80,000         -
     Repayment of Borrowings               (   70,000)        -
     Net Proceeds on Sale of Debentures       870,000         -
     Net Cash Provided by Financing
       Activities                             880,000         -

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              87,526  (     790)

CASH AND CASH EQUIVALENTS - BEGINNING
 OF PERIOD                                      7,918      8,708

CASH AND CASH EQUIVALENTS - SEPTEMBER 30,  $   95,444  $   7,918

CASH PAID DURING THE YEAR FOR:
     Interest Expense                              -          -
     Income Taxes                                  -          -


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCIAL ACTIVITIES:

     Oil and gas properties valued at $5,050,000 were acquired in exchange for common stock and debt.

     Subsidiaries were acquired in exchange for common stock valued at $1,530,000

     Common stock totaling 434,702 shares was issued in conversion of $467,000 of debt.

The Accompanying Notes are an Integral Part of These Financial
Statements.

     TITAN ENERGY CORP., INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     SEPTEMBER 30, 1997

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                         Nature of Operations

The Company is engaged primarily in the fields of acquisition, development, exploration and sale of oil and gas, and the construction and sale of oil and gas extraction equipment.

                         Basis of Consolidation

The consolidated financial statements include the accounts of Titan Energy Corp., Inc. ("Titan", formerly Funscape Corp. and Imperial Energy Corp.) and its 100% owned subsidiaries, Oil Retrieval Systems, Inc. ("ORS"), acquired May 16, 1997 and Oil Seeps, Inc. ("OSI") acquired June 17, 1997. Accordingly, all references herein to Titan Energy Corp., Inc. or the "Company" include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                         Inventory

Inventory, consisting of parts and materials used in the construction of oil extraction equipment, are stated at the lower of cost or market, cost being determined by the average cost method.

                         Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, will be amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a "ceiling test", which basically limits such costs to the aggregate of the "estimated present value", discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                         Property and Equipment

Property and equipment are recorded at cost. Repairs and maintenance costs are charged to operations as incurred. Depreciation is computed using the straight line method calculated to amortize the cost of assets over their estimated useful lives. Upon retirement or other disposition of property and equipment the cost and related depreciation will be removed from the accounts and the resulting gains or losses recorded.

                         Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

                         Cash Equivalents

The Company classifies investments with original maturities of three months or less, if any, as cash equivalents.

                         Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                         Investments

The Company continually reviews its investments to determine that the carrying values have not been impaired.

                         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                         Per Share of Common Stock

Per share amounts have been computed based on the average number of common shares outstanding during the period.

                         Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                         Long-Lived Assets

In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued (SFAS No. 121). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that no impairment loss need be recognized for applicable assets of continuing operations.

               Impact of Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued a new statement titled "Earnings Per Share" (SFAS No. 128). This statement is effective for both interim and annual periods ending after December 15, 1997 and specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. After the effective date, all prior- period EPS data presented shall be restated to conform with the provisions for SFAS No. 128.


If the provisions of SFAS No. 128 had been adopted in these financial statements, there would not have been any impact on loss per share.


NOTE 2 -  INVENTORY

Inventory at September 30, 1997 consists of the following:

                    Raw Material             $  414,946
                    Work in Process             138,208
                                             $  553,154

NOTE 3 -  PROPERTY AND EQUIPMENT

Property and equipment at September 30 consist of the following:

                                       1997           1996

     Furniture and Office Equipment $  11,340     $         -
     Machinery                        230,000               -
                                      241,340               -

     Less Accumulated Depreciation     12,634               -

     Property and Equipment - Net  $  228,706     $         -

     Depreciation Expense Recorded in
      the Statement of Operations  $   12,634     $         -


NOTE 4 -  OIL AND GAS PROPERTIES NOT SUBJECT TO AMORTIZATION

The Company currently has investments in leaseholds located in Polk County, Texas; and the Eromanga Basin, Australia.

At September 30, 1997, a determination cannot be made about the extent of oil reserves that should be classified as proved reserves for these prospects. Consequently, the associated property costs and exploration costs have been excluded in computing amortization of the full cost pool. The Company estimates that amortization of these costs will begin during the calendar year 1998.

Unevaluated properties of $1,510,871 and $-0- at September 30,
1997 and 1996, respectively consist primarily of expenditures for leasehold and seismic costs.

NOTE 5 -  PARTICIPATION AGREEMENT

The Company has entered into a participation agreement in the development of the Revilo Glorieta Unit situated in Scurry County, Texas. Under this agreement, the Company received an 18% net revenue interest in the property, with no liability for expenses except as described below. The agreement was effective January 15, 1997.

The agreement calls for the Company to furnish three oil retrieval systems to facilitate production on the property in order to earn its 18% net revenue interest. The Company bears no expense in the operation of the units, except to provide maintenance expense on the equipment.

In the event that subsequent operating (i.e. drilling, workover or recompletions) are proposed on the unit, the Company shall have the right to participate up to its percentage ownership.

The Company may terminate the agreement upon 30 days notice and must then reassign its working interest.

As of August 31, 1997, the Company had two systems operating in the Unit.


NOTE 6 -  NOTES PAYABLE

     1) On January 18, 1997, ORS borrowed $80,000 from a stockholder, evidenced by a promissory note bearing interest at 8% per annum and due on January 18, 1998. As of September 30, 1997, the principal amount of the note had been paid down to $10,000. (See Note 12).

     2) On June 11, 1997, Titan purchased a leasehold working interest situated in the Corsicana Field, Navarro County, Texas from a stockholder. In connection with this purchase, Titan entered into a promissory note with the stockholder in the amount of $1,300,000. The note bears interest at 6% per annum and is due on November 11, 1997. (See Note 12). The note is secured by 1,000,000 shares of the Company's common stock.


NOTE 7 -  DEBENTURES PAYABLE

     During July and August 1997, the Company sold $1,250,000 of
12% Convertible Debentures, in accordance with Regulation D of the Securities Act of 1933, for net proceeds of $870,000.

     The debentures bear interest at 12% per annum and are due and payable on July 31, 1998, if not converted earlier. Interest is payable quarterly.

     The principal amount of the debentures is convertible at the holders option anytime 28 days after the closing date into shares of the Company's common stock at a conversion price for each share of Company common stock equal to the lower of (a) 80% of the closing bid price of the common stock for the business day immediately preceding the date of receipt by the Company and notice of conversion or (b) 80% of the average of the closing bid price of the common stock for the 5 business days immediately preceding the closing date.

     Costs of $130,000 incurred in connection with the issuance of these debentures are being amortized over the life of the debentures. Unamortized issuance costs will be charged to additional paid-in capital as debentures are converted into common stock.

     As of September 30, 1997, $467,000 principal amount of debentures have been converted into 434,702 shares of common stock.


NOTE 8 -  WARRANTS

     The Company has issued and outstanding 100,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock. The warrants are exercisable at any time on or before August 31, 2002 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The exercise price exceeded the market price of the underlying common stock on the date of issuance.

     The warrants were issued in connection with the placement of the debt described in Note 7.

     The warrants do not confer upon the holders thereof any voting or other rights of a stockholder of the Company.


NOTE 9 -  INCOME TAXES

     The components of the provision for income taxes is as follows:


September 31,
                                            1997           1996
 Current Tax Expense
     U.S. Federal                         $       -    $      -
     State and Local                              -

      Total Current                               -           -

     Deferred Tax Expense
     U.S. Federal                                 -           -
     State and Local                              -           -
     Total Deferred                               -           -

Total Tax Provision from Continuing
     Operations                           $       -    $      -


     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

     Federal Income Tax Rate                (   34.0)%  (  34.0)%
     Deferred Tax Charge (Credit)                 -           -
     Effect of Valuation Allowance              34.0%      34.0%
     State Income Tax, Net of Federal Benefit     -           -

     Effective Income Tax Rate                   0.0%       0.0%

     At September 30, 1997, the Company had net carryforward losses of approximately $1,674,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carryforward.

     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at September 30 are as follows:


                                                  September 30,
                                               1997        1996
     Deferred Tax Assets
     Loss Carryforwards                     $ 569,000  $ 348,000

     Less:  Valuation Allowance              (569,000)  (348,000)

     Net Deferred Tax Assets                $     -    $      -

     Net operating loss carryforwards expire in 1998 through 2012. Per year availability of losses incurred prior to October 1, 1997 of approximately $1,006,000 is subject to change of ownership limitations under Internal Revenue Code
     Section 382.

NOTE 10 - RELATED PARTY TRANSACTIONS

     1)   On June 11, 1997, the Company purchased the Corsicana
Field Prospect in Navarro County, Texas from a stockholder. The purchase price was 2,000,000 shares of common stock and a promissory note in the amount of $1,300,000.

     2) The Company is indebted to the same stockholder in the amount of $10,000, on a note dated January 18, 1997. This note had an initial principal amount of $80,000.

     3) The Company occupies space in facilities leased by the same stockholder. No rent was paid on this space through September 30, 1997. Commencing October 1, 1997, the Company will pay rent to the stockholder in the amount of $2,000 per month.
The space is rented on a monthly basis.


NOTE 11 -      CONSULTING AGREEMENTS

     The Company has entered into various cancelable consulting agreements with third parties. Compensation for services provided under these agreements is to paid in shares of common stock of the Company. As of September 30, 1997, the Company has issued 500,000 shares of common stock, valued at $362,500, in payment of these agreements. This amount is included in general and administrative expense. One agreement calls for the payment of 33,333 1/3 shares of common stock per month for the three months October through December, 1997. These are the only payments required under these agreements.

NOTE 12 - SUBSEQUENT EVENTS

     1) Subsequent to September 30, 1997, $408,000 principal amount of debentures described in Note 7 were converted into 474,405 shares of common stock.

     2) The Company repaid the remaining principal balance of the note payable described in Note 6(1) on November 1, 1997.

     3) The Company is in default of the note payable described in Note 6(2), in connection with the purchase of the Corsicana
Field. The stockholder has indicated that he will accept the collateral of 1,000,000 shares in payment of the note.

NOTE 13 - SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS
                         (UNAUDITED)

     The following supplemental unaudited information regarding the Company's oil and gas activities is presented pursuant to the disclosure requirements of Statement of Financial Accounting
Standards No. 69.

     Capitalized Costs Relating to Oil and Gas
     Producing Activities at September 30, 1997
     Unproved Oil and Gas Properties         $ 1,510,871
     Proved Oil and Gas Properties             5,050,000
                                               6,560,871
     Less: Accumulated Amortization
          and Impairment                      (      826)
     Net Capitalized Costs                   $ 6,560,045

     Costs Incurred in Oil and Gas Producing Activities for the Year Ending September 30, 1997

     Property Acquisition Costs:
          Proved                             $ 5,050,000
          Unproved                             1,510,871
          Exploration Costs                        5,496
                                             $ 6,573,212

                                             $ 6,573,212
     Results of Operations for Oil and Gas Producing
     Activities for the Year Ended September 30, 1997

     Oil and Gas Sales                       $    22,714
     Production (lifting) Costs              (    47,850)
     Exploration Expenses                    (     5,496)
     Amortization Expenses                   (       826)
                                             (    31,458)
     Income Tax Expense                               -

     Results of Operations for Oil and Gas Producing
      Activities (excluding corporate overhead and
      financing costs)                      $(    31,458)

Reserve Information and Related Standardized Measure of
Discounted Future Net Cash Flows

The following supplemental unaudited presentation of proved and proved developed reserve quantities and related standardized measure of discounted future net cash flow provides estimates only and does not purport to reflect realizable values or fair market values of the Company's reserves. Volumes reported for proved reserves are based on reasonable estimates. These estimates are consistent with current knowledge of the characteristics and production history of the reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, significant changes to these estimates are expected as future information becomes available. All of the Company's reserves are located in the United States.

Proved reserves are those estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainly to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.


The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated related future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated), and assuming continuation of existing economic conditions. Future income tax expenses give effect to permanent differences and tax credits but do not reflect the impact of continuing operations including property acquisitions and exploration. The estimated future cash flows are then discounted using a rate of ten percent a year to reflect the estimated timing of the future cash flows.

                                                       Oil
                                                  (   mbbls   )

Proved Developed and Undeveloped Reserves:

     Beginning of Year                                  -
     Purchases of Minerals in Place                  22,529.8
     Production                                   (       1.3)
     End of Year                                     22,528.5

Proved Developed Reserves:

     End of Year                                      4,568.6

Standardized Measure of Discounted Future
 Net Cash Flows at September 30, 1997:

     Future Cash Inflows                      $   405,515,000
     Future Production Costs                  (   189,256,000)
     Future Development Costs                 (    18,135,000)
     Future Income Tax Expenses               (    67,362,000)
     Future Net Cash Flows                        130,762,000
     10% Annual Discount for Estimated Timing
           of Cash Flows                      (    61,273,000)
     Standardized Measure of Discounted Future
      Net Cash Flows Relating to Proved Oil and
     Gas Reserves                             $    69,489,000


The following reconciles the change in the standardized measure of discounted future net cash flows from proved reserves during the year ended September 30, 1997:

     Beginning of Year                        $           -
     Increase (Decrease) Due to:
     Net Change From Purchases and Sales of
      Minerals in Place                            69,489,000
      Net Increase                                 69,489,000
      End of Year                             $    69,489,000


                     TITAN ENERGY CORP., INC. AND SUBSIDIARIES
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                            Additional
                          Common Stock       Paid-In   Accumulated
                       Shares     Amount     Capital      Deficit    Total

Balance -
 September 30, 1995   1,946,851 $ 1,301,951  $        $(1,304,060)  $(   2,109)

Net Loss                  -        -             -     (    1,720)   (   1,720)

Balance -
 September 30, 1996   1,946,851   1,301,951      -     (1,305,780)   (   3,829)

Adjustment to Par Value   -      (1,263,014) 1,263,014       -
 Issuance of Shares for
 Oil Retrieval
 Systems, Inc.        2,500,000      50,000    280,000       -         330,000

Issuance of Shares for Oil
 Seeps, Inc.            400,000       8,000  1,192,000  1,200,000

Adjustment to Record
 Subsidiaries             -           -         46,213 (   40,521)       5,692

Issuance of Shares for
  Properties          2,000,000      40,000  3,710,000       -       3,750,000

Issuance of Shares in
  Conversion of Debt     434,702       8,694    458,306       -         467,000

Adjustment for Discount on
  Bonds                      -            -   (  93,400)      -       (  93,400)

Issuance of Shares for
  Services               500,000      10,000    352,500       -         362,500

Net Loss                     -            -         -   (  628,961)   ( 628,961)

Balance -
 September 30, 1997    7,781,553     155,631  7,208,633 (1,975,262)  $5,389,002

      The Accompanying Notes are an Integral Part of These Financial Statements.

     EXHIBITS

 3.1 Articles of Incorporation of Imperial Energy Corporation, dated October 31, 1979.

 3.2 Amendment to the Articles of Incorporation, dated June 26, 1984, changing the common stock issued and outstanding from 10 shares to 1 share for all issued shares, and lowering the number of authorized shares from 50,000,000 to 5,000,000.

 3.3 Amendment to the Articles of Incorporation, dated September
     25, 1996, changing name from Imperial Energy to Funscape
     Corporation, and increasing the authorized number of common shares to 15,000,000.

 3.4 Minutes of a Special Meeting of Shareholders of Issuer, dated May 14, 1997, changing name from Funscape Corporation to Oil Retrieval Systems, Inc.

 3.5 Amendment to the Articles of Incorporation, dated June 15,
     1997, changing name from Oil Retrieval Systems to Titan
     Energy Corp., Inc.

 3.6 By Laws of the Corporation

 4.1 12% Convertible Debentures, with conversion rights based upon 80% of market price at date of conversion.

10.1 Contract for acquisition of Oil Retrieval Systems, Inc., dated May 16, 1997.

10.2 Contract for acquisition of oil leases in the Corsicana Oil
     Field, dated June 11, 1997.

10.3 Letter Agreement with Promissory Note between Issuer and M.
     Patton Holdings, Ltd., re Oil Seeps, Inc., dated June 17,
     1997, acquiring rights in Eromanga Basin in Australia.

10.4 Letter of Intent dated August 11, 1997, between Issuer and
     Power Exploration Company, Inc., governing the acquisition of oil and gas leases in Polk County, Texas.

10.5 Contract with Power Exploration, Techstar Exploration and
     Roemer-Swanson Energy to acquire mineral leases in Polk
     County, Texas, dated December 2, 1997.

10.6 Authority to Prospect for Petroleum (ATP-615) in the
     Eromanga Basin, and covering 12,904,618 acres in Australia.

10.7 Agreement with Benchmark Equities for $500,000 line of credit, dated May 7, 1998.

10.8 Agreement with Coldwater Capital, effective June, 1998, for the provision of $2,000,000 loan to be utilized to initiate the recovery project on the Corsicana Field.

16.1 Letter dated June 8, 1998 from Terrence J. Dunne, CPA concerning change of accountants and stating no disagreements with Issuer.

21.1 Subsidiaries of the Issuer

99.1 Oil Lease Information per Industry Guide for Corsicana Field near Dallas, Texas.

99.2 Oil Lease Information per Industry Guide for Polk County
     Leases in East Texas.
     SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of
1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                    TITAN ENERGY CORP.,INC.
                    (Registrant)


Date:               /s/ M.O. Rife, III, Chairman
                    M.O. Rife, III, Chairman


Date:               /s/ Thom Schliem
                    Thom Schliem


Date:               /s/ Guy Pyron
                    Guy Pyron


Date:               /s/ Jack Gallacher
                    Jack Gallacher


Date:               /s/ Pattye J. Hill
                    Pattye J. Hill


Date:               /s/ Joe Bill Bennett
                    Joe Bill Bennett


Date:               /s/ Mark Zouvas
                    Mark Zouvas

                            ---------
                             EXHIBITS
                            ---------

EXHIBIT 3.1

                   ARTICLES OF INCORPORATION
                               OF
                     IMPERIAL ENERGY CORP.


     KNOW ALL MEN BY THESE PRESENTS: I, the undersigned incorporator, being a natural person of the age of eighteen years or more, desiring to form a body corporate under the laws of the State of Colorado do hereby sign, verify and deliver in duplicate to the Secretary of State of the State of Colorado these Articles of Incorporation:

                            ARTICLE I
                               Name
     The name of the corporation shall be: Imperial Energy Corp.

                            ARTICLE II
                        Period of Duration
     The corporation shall have perpetual existence.

                           ARTICLE III
                       Purposes and Powers
     1. The nature, object and purposes of the business to be transacted shall be as follows:

          (I) To carry on all business relating to the development and utilization of natural resources and to do all acts and things incidental to such businesses; to explore for, mine, mill, concentrate, convert, smelt, treat, refine, prepare for market, manufacture, buy, sell, exchange, and otherwise produce, process, and deal in all kinds of ores, minerals, oil, natural gas, timber and timber rights, water power, and all other natural products and the products and by-products thereof of every kind and description and by whatever means the same can be and may hereafter be produced, processed, handled, or dealt in; and generally and without limit as to amount, to buy, sell, exchange, lease, acquire, deal in lands, mines and mineral rights and claims, timber and timber rights, interests in oil and gas rights, plants, pipelines, and all other means of property transmission and transportation.

          (ii) To acquire, own, exploit, sell and otherwise deal in all real and personal property interests, tangible and intangible.

          (iii) To acquire (whether for cash or in exchange for its assets or securities, or otherwise) operate and deal in other businesses of all types, and interests therein.

          (iv) To purchase or otherwise acquire and hold the stock of other corporations.

          (v) To conduct the business of acquiring, owning and leasing to others equipment and machinery of every kind and description.

          (vi) To act as a general partner in any lawful limited partnership.

          (vii) To manage, supervise, develop, explore and exploit natural resource properties owned by others.

          (viii) To engage in any other lawful business or activity for which corporations may be organized under the laws of Colorado.

     2. In furtherance of the foregoing purposes, the corporation shall have and may exercise all of the rights, powers, and privileges now or hereafter conferred upon corporations organized under the laws of Colorado. In addition it may do everything necessary, suitable or proper for the accomplishment of any of its corporate purposes.

                            ARTICLE IV
                             Capital

     The aggregate number of shares which this corporation shall have authority to issue is fifty million (50,000,000) shares of Common Stock each having a no par value.

     1. Dividends in cash, property or shares of the corporation may be paid upon the Common Stock, as and when declared by the board of directors, out of funds of the corporation to the extent and in the manner permitted by law.

     2. Upon any liquidation, dissolution or winding up of the corporation, and after paying or adequately providing for the payment of all its obligations, the remainder of the assets of the corporation shall be distributed, either in cash or in kind, pro rata to the holders of the Common Stock. The board of directors may, from time to time, distribute to the shareholders in partial liquidation, out of stated capital or capital surplus of the corporation, a portion of its assets, in cash or property, in the manner permitted and upon compliance with limitations imposed by law.

     3. Each shareholder of record shall have one vote for each share of stock standing in his name on the books of the corporation and entitled to vote, except that in the election of directors, he shall have the right to vote such number of shares for as many persons as there are directors to be elected.
Cumulative voting shall not be allowed at the election of directors or for any other purposes.

     4. At all meetings of shareholders, one-third of the shares entitled to vote at such meeting, represented in person or by proxy, shall constitute a quorum. A majority of the shares represented at any meeting at which a quorum is present shall be sufficient for the transaction of business, unless the laws of Colorado require a greater number.

     5. No shareholder of the corporation shall have any pre-emptive rights to subscribe for any additional shares of stock or for other securities of any class, or for rights, warrants or options to purchase stock or for scrip, or for securities of any kind convertible into stock or carrying stock purchase warrants or privileges.

                            ARTICLE V
                      Right of Directors and
              Officers to Contract with Corporation
     Any of the directors or officers of this corporation shall not, in the absence of fraud, be disqualified by his office from dealing or contracting with this corporation either as vendor, purchaser or otherwise, nor shall any firm, association, or corporation of which he shall be a member, or in which he may be pecuniarily interested in any manner be so disqualified. No director or officer, nor any firm, association or corporation with which he is connected as aforesaid shall be liable to ac-

count to this corporation or its shareholders for any profit realized by him from or through any such transaction or contract, it being the express purpose and intent of this Article to permit this corporation to buy from, sell to, or otherwise deal with partnerships, firms or corporations of which the directors and officers of this corporation, or any one or more of them, may be members, directors, or officers, or in which they or any of them may have pecuniary interests; and the contracts of this corporation, in the absence of fraud, shall not be void or voidable or affected in any manner by reason of any such position. Furthermore, directors of this corporation may be counted for a quorum of the board of directors of this corporation at a meeting even though they may be pecuniarily interested in matters considered at such meeting, and any action taken at such a meeting with reference to such matters by a majority of the disinterested directors shall not be void or voidable by this corporation in the absence of fraud.

                            ARTICLE VI
                      Corporate Opportunity
     The officers, directors and other members of management of this corporation shall be subject to the doctrine of "corporate opportunities" only insofar as it applies to business opportunities in which this corporation has expressed an interest as determined from time to time by this corporation's board of directors as evidenced by resolutions appearing in the corporation's minutes. Once such areas of interest are delineated, all such business opportunities within such areas of interest which come to the attention of the officers, directors, and other members of management of this corporation shall be disclosed promptly to this corporation and made available to it. The board of directors may reject any business opportunity presented to it and thereafter any officers, director or other member of management may avail himself of such opportunity, until such time as this corporation, through its board of directors, has designated an area of interest, the officers, directors and other members of management of this corporation shall be free to engage in such areas of interest on their own and this doctrine shall not limit the rights of any officer, director or other member of management of this corporation to continue a business existing prior to the time that such area of interest is designated by the corporation. This provision shall not be construed to release any employee of this corporation (other than an officer, director or member of management) from any duties which he may have to this corporation.

                           ARTICLE VII
                   Indemnification of Officers
                       Directors and Others
     The corporation may indemnify each director and each officer, and any employee or agent of the corporation, his heirs, executors and administrators, against expenses reasonably incurred or liability incurred by him in connection with any action, suit or proceeding to which he may be made a party by reason of his being or having been a director, officer, employee or agent of the corporation to the full extent permitted by the laws of the State of Colorado now existing or as such laws may hereafter be amended.

                          ARTICLE VIII
             Registered Office and Registered Agent
The address of the initial registered office of the corporation is 718 17th Street, Suite 520, Denver, Colorado 80202, and the name of the initial registered agent at such address is Robert E. Dippo. Either the registered office or the registered agent may be changed in the manner Permitted by law.

                            ARTICLE IX
             Negation of Equitable Interest in Shares
     The corporation shall be entitled to treat the registered holder of any shares of the corporation as the owner thereof for all purposes, including the rights deriving from such shares, and shall not be bound to recognize any equitable or other claim to, or interest in, such shares or rights deriving from such shares, on the part of any other person, including but without limiting the generality hereof, a purchaser, assignee or transferee of such shares or rights deriving from such shares, unless and until such purchaser, assignee, transferee or other person becomes the registered holder of such shares, whether or not the corporation shall have either actual or constructive notice of the interest of such purchaser, assignee, or transferee or other person. The purchaser, assignee, or transferee of any of the shares of the corporation shall not be entitled: to receive notice of the meetings of the shareholders; to be paid dividends or other sums payable to shareholders; or to own, enjoy and exercise any other property or rights deriving from such shares against the corporation, until such purchaser, assignee, or transferee has become the registered holder of such shares.

                            ARTICLE X
                    Initial Board of Directors
     The number of directors of the corporation shall be fixed by the bylaws of the corporation, except the initial board of directors of the corporation shall consist of three directors. The names and addresses of the persons who shall serve as directors until the first annual meeting of shareholders or until their successors are elected and shall qualify are as follows:

                 NAME                          ADDRESS

                 Joseph M. Abell                    817 Seventeenth Street
                                                    Suite 327
                                                    Denver, Colorado 80202

                 Roy H. Dubitzky                    1860 Lincoln Street
                                                    Suite 826
                                                    Denver, Colorado 80295

                 Douglas M. Middleton               410 Seventeenth Street
                                                    Suite 1990
                                                    Denver, Colorado 80202


                            ARTICLE XI
                           Incorporator
          The name and address of the incorporator is as follows:

                   NAME                          ADDRESS

                   Robert E. Dippo                    718 Seventeenth Street
                                                      Suite 520
                                                      Denver, Colorado 80202

     IN WITNESS WHEREOF, the above-named incorporator has signed these Articles of Incorporation this 30th day of October, 1979.


                                   /s/ Robert E. Dippo
                                   Robert E. Dippo

   STATE OF COLORADO             )
                                 ) ss.
   CITY AND COUNTY OF DENVER     )

     I, the undersigned, a Notary Public, hereby certify that on the 30th day of October, 1979, personally appeared before me, Robert E. Dippo, who being by me first duly sworn, declared that he is the person who signed the foregoing document as incorporation, and that the statements therein contained are true.

          WITNESS my hand and official seal.
          My Commission expires: March 31, 1980

                                   /s/ Notary Public
                                     Notary Public

EXHIBIT 3.2

                     ARTICLES OF AMENDMENT
                             to the
                   ARTICLES OF INCORPORATION


     Pursuant to the provisions of the Colorado Corporation Code, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

          FIRST: The name of the corporation is (note 3)  IMPERIAL
     ENERGY CORP.

          SECOND: The following amendment was adopted by the shareholders of the corporation on December 20, 1983, in the manner prescribed by the Colorado Corporation Code:

     RESOLVED, that the outstanding shares of the Common Stock of the Corporation be subject to a Reverse Stock Split on the basis that one hundred (100) outstanding shares be reverse split for one (1) share, and that the aggregate number of shares which the Corporation shall have authority to issue be reduced from 50,000,000 shares of Common Stock, each having a no par value, to 5,000,000 shares of Common Stock, each having a no par value.

          THIRD: The number of shares of the corporation outstanding at the time of such adoption was 24,000,000*, and the number of shares entitled to vote thereon was 21,745,000.

     *Includes Treasury Shares

          FOURTH: The designation and number of outstanding shares of each class entitled to vote thereon as a class were as follows:

           CLASS          (Note 1)            NUMBER OF SHARES

     Common Stock - No Par Value              21,745,000

          FIFTH: The number of shares voted for such amendment was 15,167,705; and the number of shares voted against such amendment was None.

          SIXTH: The number of shares of each class entitled to vote thereon as a class voted for and against such amendment, respectively, was:

     CLASS               (Note 1)          NUMBER OF SHARES VOTED
                                            For        Against
Common Stock - No Par Value              15,167,705       0

          SEVENTH: The manner, if not set forth in such amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the amendment shall be effected, is as follows:
                             (Note 2)
                          SEE ATTACHED.

          EIGHTH: The manner in which such amendment effects a change in the amount of stated capital, and the amount of stated capital as changed by such amendment, are as follows:
                             (Note 2)
                          SEE ATTACHED.

                                   IMPERIAL ENERGY CORP. (Note 3)


     STATE OF COLORADO                       By: /s/
     CITY AND COUNTY OF DENVER               its President


                                        and:/s/
                                        its Secretary   (Note 4)

     Subscribed and sworn to before me this 14th day of June, 1984.

          My commission expires 2-18-85.
                                        /s/ Notary Public


ATTACHMENT:

          SEVENTH:

          The stock certificates representing the Pre Reverse Split Shares were exchangeable for stock certificates representing the Post Reverse Split Shares. No fractional shares were issued.


          EIGHTH:

          Pre Reverse Split                  Post Reverse Split

          Common Stock, No Par Value         Common Stock, No Par Value
          50,000,000 Shares Authorized       5,000,000 Shares Authorized
          24,300,000 Shares Issued           243,000 Shares Issued

EXHIBIT 3.3

                        AMENDED ARTICLES
                        OF INCORPORATION
                               OF
                      IMPERIAL ENERGY CORP.



Pursuant to the provisions of Colorado Corporate Statutes, the undersigned corporation adopts the following article of amendment to its Articles of Incorporation;

FIRST: ARTICLE I of the Articles of Incorporation as now filed is stricken in its entirety, and the following Article I substituted therefor as if it had been a part of the original Articles of Incorporation;


                         ARTICLE I

The complete name of the Corporation is FUNSCAPE CORP.

SECOND: ARTICLE IV of the Articles of Incorporation as now filed is stricken in its entirety and the following Article IV substituted therefor as if it had been a part of the original
Articles of Incorporation;

                         ARTICLE IV

4.0 The aggregate number of shares which the Corporation shall have the authority to issue is 15,000,000 shares designated
Common Stock with a par value of $.02 per share.

4.1 Authority is hereby expressly granted to the board of directors to issue, from time to time, shares of Preferred Stock for corporate purposes. Said Preferred Stock may be issued in one or more series created by board resolution fixing the owner of shares of such series and designations, power, preferences, rights and qualifications, qualifications and restrictions to the full extent now or herein after permitted by law

THIRD: The date of adoption of this amendment by the shareholders of this corporation is: October 8, 1996.

FOURTH: The number of shares of the corporation outstanding at the time of adoption of these amendments was 1,896,851 and the number of shares entitled to vote thereon was 1,896,851. All
1,896,851 shares are of the same class.

FIFTH: The number of outstanding shares voted for amendment of
Article I was 1,412,807 and the number of shares voted against amendment was zero. The number of shares voted for amendment of
Article IV was 1,412,807 and the number of shares voted against amendment was zero.

IN WITNESS WHEREOF the undersigned, Secretary of the Corporation has executed this agreement to the Articles of Incorporation this 4th day of November, 1996.


/s/ Brett Dawson
Brett Dawson, Secretary


State of CALIFORNIA      )
                         )    SS
County of SANTA CLARA    )

On November 21, 1996 before me, Tamara Hargrove, Notary Public, personally appeared Brett Dawson, proved to me on the basis of satisfactory evidence to be the person whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

[NOTARY SEAL]                 WITNESS my hand and official seal

                                   /s/ Tamara Hargrove

EXHIBIT 3.4

                          FUNSCAPE CORP.
                 Special Meeting of Shareholders
             of Wednesday, May 7, 1997, adjourned to
                     Wednesday, May 14, 1997

     A special meeting of the shareholders of Funscape Corp. was held at the company office at North 905 Pines Road, Suite A, Spokane, Washington, at 11 A.M. on May 14, 1997 as a continuation of the adjourned meeting of May 7, 1997, pursuant to a notice duly given at least 10 days prior to the meeting.
     The meeting was called to order by W. L. Campbell, president of the Company, who acted as chairman of the meeting. He reported that of the 1,886,851 outstanding shares of the total authorized 15,000,000 shares of Funscape Corp., there were in person or by proxy, a total of 1,120,5OO shares represented (59.4%). A quorum having been established, the meeting was open for business. Fred C. Rahn acted as secretary.
     After further due diligence pertaining to the various acquisitions available to the corporation, the directors recommend and propose for shareholder approval the acquisition of Oil Retrieval System, Inc. (ORSI). After a general discussion of the business plan and the potential of ORSI; and upon motion duly made, seconded and unanimously carried, the following resolutions were adopted.

          I. RESOLVED, that Funscape Corp. acquire all of the outstanding stock of Oil Retrieval Systems, Inc., a Nevada corporation, in exchange for 2,500,000 shares of the authorized but previously unissued common stock of Funscape Corp. The transfer agent is authorized to issue these shares in the names and amounts as instructed by the Board of Directors. The shares issued are to bear the Rule 144 "restrictive legend".

          II.  RESOLVED, that Article I of the Articles of
     Incorporation of Funscape Corp. be amended as follows:

          "The name of the corporation shall be: Oil Retrieval
     Systems, Inc."

     Upon motion made by Fred C. Rahn, seconded by W. L. Campbell and unanimously carried, M.0. Rife, III, Joe Bill Bennett, Pattye Hill, Thom Schliem, and Kevin S. Benesh were deemed elected to serve as directors of the company until the next election or appointment of their successors.

     There being no further business to come before the meeting, upon motion made, seconded and passed, the meeting was adjourned.


                         /s/ W.L. Campbell
                         W.L. Campbell, Chairman of the meeting


                         /s/ Fred C. Rahn
                         Fred C. Rahn, Secretary of the meeting

EXHIBIT 3.5
                    AMENDED ARTICLES OF INCORPORATION
                                   OF
                      OIL RETRIEVAL SYSTEMS, INC.

19971108307 M
$40.00
SECRETARY OF STATE

Pursuant to the provisions of Colorado Corporate Statutes, the undersigned corporation adopts the following article of amendment to its Articles of Incorporation:

FIRST: Article I of the Articles of Incorporation as now filed is stricken in its entirety, and the following Article I substituted therefor as if it had been a part of the original
Articles of Incorporation:

                            ARTICLE I

The complete name of this corporation is Titan Energy Corp., Inc.


SECOND: The date of adoption of this amendment by the shareholders of this corporation is June 15, 1997.

THIRD: The number of shares of the corporation outstanding at the time of adoption of this amendment was 4,386,363; and the number of shares entitled to vote thereon was 4,386,363. All
4,386,363 shares are of the same class.

FOURTH:  The number of outstanding shares voted for amendment of
Article I was 2,500,000 and the number of shares voted against the amendment was zero.

IN WITNESS WHEREOF the undersigned, secretary of the Corporation has executed this amendment to the Articles of Incorporation this 15th day of June, 1997.

                                     /S/
                         Pattye Hill, Secretary
STATE OF TEXAS
COUNTY OF TARRANT

This Instrument was acknowledged before me on the 8th day of July, 1997, by Pattye Hill, Secretary of Oil Retrieval Systems,
Inc.

[NOTARY SEAL]
  /S/

Betty Gossett Eddy
Notary Public, State of Texas,
My Commission expires: 12-15-97

EXHIBIT 3.6

                            BY-LAWS
                               OF
                     IMPERIAL ENERGY CORP.
                    (A Colorado Corporation)

                           ARTICLE I
                            OFFICES


         SECTION 1. Principal Office. The principal office of the corporation in the State of Colorado shall be located in the City of Denver, Colorado.

         SECTION 2. Other Offices. The corporation may also have an office or offices at such other place or places, within or without the State of Colorado, as the Board of Directors may from time to time designate or the business of the corporation may require.

                           ARTICLE II
                     STOCKHOLDERS' MEETINGS

         SECTION 1. Annual Meetings. The Annual Meeting of the stockholders of the corporation shall be held at the principal office of the corporation in the State of Colorado or at such other place within or without the State of Colorado as may be determined by the Board of Directors and shall be designated in a notice of said meeting on the third Friday of December of each year (or if said day be a legal holiday, then on the next succeeding day not a holiday) for the purposes of electing Directors and for the transaction of such other business as may properly be brought before the meeting.

         If the election of directors shall not be held on the day designated herein for any annual meeting, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the stockholders as soon thereafter as conveniently may be. At such meeting the stockholders may elect the directors and transact other business with the same force and effect as at an annual meeting duly called and held.

         SECTION 2. Special Meetings. Special meetings of the stockholders shall be held at the principal office of the corporation in the State of Colorado, or at such other place within or without the State of Colorado as may be designated in the notice of said meeting, upon call of the Board of Directors or the President.

         SECTION 3. Notice and Purpose of Meetings. Notice of the purpose or purposes and of the time and place within or without the State of Colorado of every meeting of stockholders shall be in writing and signed by the President or Vice President or Secretary or an Assistant Secretary and a copy thereof shall be delivered either personally or by mail or by any other lawful means, not less than nor more than fifty days before the meeting, upon each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be directed to each stockholder at his address as it appears upon the records of the corporation unless he shall have filed with the Secretary of the corporation a written request that notices intended for him be mailed to some other address, in which case it shall be mailed or transmitted to the address designated in such request, and upon such mailing of any such notice the service thereof shall be complete and the time of the notice shall begin to run from the date upon which such notice is deposited in the mail for transmission to such stockholder. Such further notice shall be given as may be required by law. Except as otherwise expressly provided by statute, no publication of any notice of a meeting of stockholders shall be required. Notice of any meeting of stockholders shall not be required to be given to any stockholder who shall attend such meeting in person or by proxy, or who shall, in person or by attorney thereunto authorized, waive such notice in writing either before or after such meeting. Except where otherwise required by law, notice of any adjourned meeting of the stockholders of the corporation shall not be required to be given.

         SECTION 4. Quorum. A quorum at all meetings of stockholders shall consist of the holders of record holding at least one-third of the voting power of the corporation, present in person or by proxy, except as otherwise provided by law or the Articles of Incorporation. In the absence of a quorum at any meeting or any adjournment thereof, the holders of a majority of the voting power present in person or by proxy may adjourn such meeting from time to time. At any such adjourned meeting at which a quorum is present any business may be transacted which might have been transacted at the meeting as originally called.

         SECTION 5. Organization. Meetings of the stockholders shall be presided over by the President, or if he is not present, by the Chairman of the Board, or in the event a Chairman of the Board is not appointed, by such director or officer as may be designated by the board of directors. The Secretary of the corporation, or in his absence, an Assistant Secretary, shall act as secretary of every meeting, but if neither the Secretary nor an Assistant Secretary is present, the meeting shall choose any person present to act as secretary of the meeting.

         At the annual meeting of stockholders the order of business shall be as follows:

         1.    Calling meeting to order.
         2.    Proof of notice of meeting.
         3.    Reading of minutes of last stockholders' meeting.
         4.    Election of directors.
         5.    Other business.
         6.    Adjournment.

         SECTION 6. Voting. Except as otherwise provided in the By-Laws, the Articles of Incorporation, or in the laws of the State of Colorado, at every meeting of the stockholders, each stockholder of the corporation entitled to vote at such meeting shall have one vote in person or by proxy for each share of stock having voting rights held by him and registered in his name on the books of the corporation at the close of business on the day determined by the Board of Directors to be the record day for determining the stockholders eligible to vote at such meeting. Any vote on stock of the corporation may be given by the stockholder entitled thereto in person or by his proxy appointed by an instrument in writing, subscribed by such stockholder and delivered to the Secretary of the meeting; provided, however, that no proxy shall be valid after the expiration of eleven months from the date of its execution, unless coupled with an interest, or unless the person executing it specifies therein the length of time for which it is to continue in force. Except as otherwise required by statute, by the Articles of Incorporation or these By-Laws, all matters coming before any meeting of the stockholders shall be decided by the vote of stockholders holding at least a majority of the voting power of the corporation present in person or by proxy at such meeting, a quorum being present. At all elections of directors the voting may, but need not be, by ballot.

         SECTION 7. Records and List of Stockholders.

Records of all stockholders' meetings shall be kept by the Secretary of the corporation at the Corporation's office in the
State of Colorado.    The corporation shall file with the
Secretary, at least once a year on the date set for holding the annual meeting of stockholders, a record showing a true and complete list of all stockholders, their residences and the amount of stock held by each. Such records shall be open for examination by stockholders as required under the laws of the State of Colorado.

                          ARTICLE III
                           DIRECTORS

         SECTION 1. Power, Number, Qualification, Term, Quorum and Vacancy. The property, affairs and business of the corporation shall be managed by its Board of Directors, consisting of four (4) persons, all of whom shall be of full age and at least one of whom shall be a citizen of the United States. Except as hereinafter provided, directors shall be elected at the annual meeting of the stockholders and each director shall be elected to serve for one year and until his successor shall be elected and shall qualify. The directors shall have power from time to time, and at any time, when the stockholders as such are not assembled in a meeting, regular or special, to increase or decrease their own number by an amendment to these By-Laws. If the number of directors be increased, the additional directors may be elected by a majority of the directors in office at the time of the increase, or if not so elected prior to the next annual meeting of the stockholders, they shall be elected by the stockholders. The number of directors shall never be less than three (3) nor more than nine (9).

         Directors need not be stockholders.

         A majority of the Board of Directors, at a meeting duly assembled, shall constitute a quorum for the transaction of business, and the act of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, but if at any meeting of the Board of Directors there shall be less than a quorum present, a majority of those present may adjourn the meeting, without further notice, from time to time until a quorum shall have been obtained.

         In the case one or more vacancies shall occur in the Board of Directors, by reason of death, resignation or otherwise, except insofar as otherwise provided in the case of vacancy or vacancies occurring by reason of removal by the stockholders, the remaining directors, although less than a quorum, may by a majority vote elect a successor or successors for the unexpired term or terms.

         SECTION 2. Meetings. Meetings of the Board of Directors shall be held at such place within or without the State of Colorado as may from time to time be fixed by resolution of the Board of Directors, or as may be specified in the notice of the meeting. Regular meetings of the Board of Directors shall be held at such times as may from time to time be fixed by resolution of the Board of Directors, and special meetings may be held at any time upon the call of the Chairman of the Board, of the President, or any two directors by oral, telegraphic or written notice duly served on or sent or mailed to each director not less than two days before the meeting. A meeting of the Board of Directors may be held without notice immediately after the annual meeting of stockholders. Notice need not be given of regular meetings of the Board of Directors held at times fixed by resolution of the Board of Directors. Meetings may be held at any time without notice if all the directors are present, or if at any time those not present waive notice of the meeting in writing.

         SECTION 3. Committees. The Board of Directors, may, by resolution or resolutions, passed by a majority of the whole Board, designate one or more committees, each committee to consist of one or more of the directors of the corporation and such other persons as the Board of Directors may approve which to the extent provided in said resolution or resolutions shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the corporation, and may have power to authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors.

         SECTION 4. Dividends. Subject always to the provisions of the law and the Articles of Incorporation, the Board of Directors shall have the full power to determine whether any, and, if so, what part, of the funds legally available for the payment of dividends shall be declared in dividends and paid to stockholders; the division of the whole or any part of such funds of the corporation shall rest wholly within the lawful discretion of the Board of Directors, and it shall not be required at any time, against such discretion, to divide or pay any part of such funds among or to the stockholders as dividends or otherwise; and the Board of Directors may fix a sum which may be set aside or reserved over and above the capital paid in of the corporation as working capital for the corporation or as a reserve for any proper purpose, and from time to time may increase, diminish and vary the same in its absolute judgment and discretion.

         SECTION 5. Removal of Directors. Any director may be removed from office by the vote or written consent of stockholders representing not less than a majority of the issued and outstanding capital stock entitled to voting power, and his successor or their successors may be elected at a meeting or the remaining directors may, to the extent vacancies are not filled by such election, fill any vacancy or vacancies created by such removal.

         SECTION 6. Action Without Meeting. Except as otherwise provided in the Articles of Incorporation, any action required or permitted to be taken at any meeting of the Board of Directors or a committee thereof, may be taken without a meeting if a written consent thereto is signed by all the members of the Board or of each committee. Such written consent shall be filed with the minutes of the proceedings of the Board or committee.

                                ARTICLE IV
                                 OFFICERS

         SECTION 1. Number. The Board of Directors, as soon as may be after the election thereof held in each year, may elect one of their members as Chairman of the Board and shall elect a President, a Secretary, and a Treasurer, none of whom need be a member of the Board. From time to time the Board of Directors may appoint one or more Vice Presidents and such Assistant Secretaries, Assistant Treasurers and such other officers, agents and employees as it may deem proper. Any two or more offices may be held by the same person, except the offices of the President and Secretary.

         SECTION 2. Term and Removal. The term of office of all officers shall be one year and until their respective successors are elected and qualify, but any officer may be removed from office, either with or without cause, at any time by the affirmative vote of a majority of the members of the Board of Directors then in office. A vacancy in any office arising from any cause may be filled for the unexpired portion of the term by the Board of Directors.

         SECTION 3. Powers and Duties. The officers of the corporation shall each have such powers and duties as generally pertain to their respective offices, as well as such powers and duties as from time to time may be conferred by the Board of Directors. The Chairman of the Board, if one shall be elected, shall preside at all meetings of the Board of Directors. The President shall be the principal executive officer and shall preside at all meetings of stockholders and, in the absence of the Chairman of the Board or if a Chairman of the Board is not elected, at all meetings of the Board of Directors. Unless otherwise provided by the Board of Directors, the President shall have direct control of and general authority over the business and affairs and over the officers of the corporation.

         SECTION 4. Voting Corporation's Securities. Unless otherwise ordered by the Board of Directors, the President, or, in the event of his inability to act, the Vice President designated by the Board of Directors to act in the absence of the President, shall have full power and authority on behalf of the corporation to attend and to act and to vote at any meetings of security holders of corporations in which the corporation may hold securities, and at such meetings shall possess and may exercise any and all rights and powers incident to the ownership of such securities, and which as the owner thereof, the corporation might have possessed and exercised if present. The Board of Directors by resolution from time to time may confer like powers upon any other person or persons.


                           ARTICLE V
                     CERTIFICATES OF STOCK


         SECTION 1. Form and Transfer. The interest of each stockholder of the corporation shall be evidenced by certificates for shares of stock, certifying the number of shares represented thereby and in such form not inconsistent with the Articles of Incorporation as the Board of Directors may from time to time prescribe.

         Transfer of shares of the capital stock of the corporation shall be made only on the books of the corporation by the registered holder thereof, or by his delivery of the certificate or certificates of stock to a bona fide purchaser or pledgee for value, together with a written transfer or by his attorney thereunto authorized by power of attorney to sell, assign, and transfer the same, duly executed and filed with the Secretary of the corporation, or with a transfer clerk or transfer agent appointed as in Section 4 of this Article provided, and on surrender of the certificate or certificates for such shares properly endorsed and the payment of all taxes thereon. The person in whose name shares of stock stand on the books of the corporation shall be deemed the owner thereof for all purposes as regards the corporation; provided that whenever any transfer of shares shall be made for collateral security, and not absolutely, such fact, if known to the Secretary of the corporation, shall be so expressed in the entry of transfer.
The Board may from time to time make such additional rules and regulations as it may deem expedient, not inconsistent with these By-Laws, concerning the issue, transfer and registration of certificates for shares of the capital stock of the corporation.

         The certificates of stock shall be signed by the President or a Vice President and by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, or by such other officers or agents as the Board of Directors may designate, and sealed with the seal of the corporation. Such seal may be a facsimile, engraved or printed. Where any such certificate is countersigned or otherwise authenticated by a transfer agent or a transfer clerk and by a registrar, a facsimile of the signatures of the designated officers or agents may be printed or lithographed upon such certificate in lieu of the actual signatures. In case any such officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such before such certificate is issued, it may be issued by the corporation with the same effect as if such officer had not ceased to be such at the time of its issue.

         SECTION 2. Closing of Transfer Books. The Board of Directors may prescribe a period not exceeding fifty days prior to any meeting of the stockholders during which no transfer of stock on the books of the corporation may be made, or may fix a day not more than fifty days prior to the holding of any such meeting as the day as of which stockholders entitled to notice of and to vote at such meeting shall be determined; and only stockholders of record on such day shall be entitled to notice or to vote at such meeting.

         SECTION 3. Lost, Stolen, Destroyed or Mutilated Certificates. No certificate for shares of stock in the corporation shall be issued in place of any certificate alleged to have been lost, destroyed or stolen, except on production of such evidence of such loss, destruction or theft and on delivery to the corporation, if the Board of Directors shall so require, of a bond of indemnity in such amount (not exceeding twice the value of the shares represented by such certificate), upon such terms and secured by such surety as the Board of Directors may in its discretion require.


         SECTION 4. Transfer Agent and Registrar. The Board of Directors may appoint one or more transfer clerks or one or more transfer agents and one or more registrars, and may require all certificates of stock to bear the signature or signatures of any of them.

                           ARTICLE VI
                          FISCAL YEAR

         The fiscal year of the corporation shall begin on the first day of October in each year and shall end on the last day of September next following, unless otherwise determined by the Board of Directors.

                          ARTICLE VII
                 INDEMNIFICATION OF DIRECTORS,
                     OFFICERS AND EMPLOYEES

         SECTION 1. The corporation shall indemnify, in all cases, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorney's fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding; provided that no indemnification shall be provided for any person with respect to any matter as to which he shall have been finally adjudicated in any action, suit or proceeding not to have acted in good faith in the reasonable belief that his action was in the best interests of the corporation or, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order or conviction adverse to such person, or by settlement or plea of nolo contenders or its equivalent, shall not of itself create a presumption that such person did not act in good faith in the reasonable belief that his action was in the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

         SECTION 2. Any provision of Sections 1 or 3 of this
Article VII to the contrary notwithstanding, to the extent that a director, officer, employee or agent of the corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Section 1, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses, including attorneys' fees, actually and reasonably incurred by him in connection therewith. The right to indemnification granted by this Section may be enforced by a separate action against the corporation, if an order for indemnification is not entered by a court in the action, suit or proceeding wherein he was successful on the merits or otherwise.

         SECTION 3. Any indemnification under Section 1, unless ordered by a court or required by these bylaws, shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 1. Such determination shall be made by the board of directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or if such a quorum is not obtainable, or even if obtainable, if a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or by the shareholders. Such a determination, once made by the board of directors may not be revoked by the board of directors, and upon the making of such determination by the board of directors, the director, officer, employee or agent may enforce the indemnification against the corporation by a separate action notwithstanding any attempted or actual subsequent action by the board of directors.

         SECTION 4. Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the corporation in advance of the final disposition of such action, suit or proceeding as authorized by the board of directors in the manner provided in Section 3 upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he is entitled to be indemnified by the corporation as authorized in this section.

         SECTION 5. The indemnification provided by this section shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors, and administrators of such a person. A right to indemnification required by the bylaws may be enforced by a separate action against the corporation, if an order for indemnification has not been entered by a court in any action, suit or proceeding in respect to which indemnification is sought.

         SECTION 6. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under this section.

         SECTION 7. The right of indemnification herein provided shall be in addition to other rights to which those to be indemnified may otherwise be entitled whether or not they continue to be an officer, director, employee or agent at the time of incurring such costs, expenses, or amounts, and whether or not the act or omission to act on the part of such officer, director, employee or agent, which is the basis of such suit, act, proceeding or claim occurred before or after the adoption of this bylaw, any amendment thereto or repeal thereof.

                          ARTICLE VIII
                         CORPORATE SEAL

         The Board of Directors shall provide a suitable seal, bearing the name of the corporation, which shall be in the charge of the Secretary. The Board of Directors may authorize one or more duplicate seals and provide for the custody thereof.

                           ARTICLE IX
                           AMENDMENTS

         The By-Laws of the corporation shall be subject to alternation, amendment or repeal and new By-Laws not inconsistent with any provision of the Articles of Incorporation or statute may be made, either by the affirmative vote of the holders of at least a majority of the voting power of the corporation present in person or by proxy at any annual or special meeting of the stockholders, a quorum being present, or by the affirmative vote of a majority of the whole Board given at any regular or special meeting of the Board.

EXHIBIT 4.1


                            DEBENTURE

THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), AND MAY NOT BE OFFERED OR SOLD EXCEPT PURSUANT TO REGISTRATION UNDER THE ACT OR AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE ACT AND APPLICABLE STATE SECURITIES LAWS.

No.
                                                    US $125,000


                         TITAN ENERGY CORP., INC.

12% SERIES A SENIOR SUBORDINATED CONVERTIBLE REDEEMABLE
DEBENTURE DATE DUE _____________, 1998

         THIS DEBENTURE is one of a duly authorized issue of Debentures of Titan Energy Corporation, a corporation duly organized and existing under the laws of Colorado, (the "Company") designated as its 12% Series A Senior Subordinated Convertible Redeemable Debentures Due ___________, 1998, in an aggregate principal face amount not exceeding One Million Two Hundred Fifty Thousand Dollars (US $1,250,000) which Debentures are being purchased at 80% of the face amount of such Debentures.

         FOR VALUE RECEIVED, the Company promises to pay to ________, Inc, the registered holder hereof and its successors and assigns (the "Holder"), the principal face sum of Two Hundred Fifty Thousand Dollars (US $250,000) on ___________, 1998 (the "Maturity Date"), and to pay interest on the principal sum outstanding, at the rate of 12% per annum due and payable quarterly commencing 1997 pursuant to paragraph 4(b) herein and pursuant to the terms and conditions of the Subscription Agreement dated as of ________, 1998 between the Company and ___________, Inc., (the "Subscription Agreement"). Accrual of interest shall commence on the date hereof and shall continue until payment in full of the outstanding principal sum has been made or duly provided for. The interest so payable will be paid to the person or company in whose name this Debenture (or one or more predecessor Debentures) is registered on the records of the Company regarding registration and transfers of the Debentures (the "Debenture Register"); provided, however, that the Company's obligation to a transferee of this Debenture arises only if such transfer, sale or other disposition is made in accordance with the terms and conditions of the Subscription Agreement, The principal of, and interest (with the exception of the prepaid interest set forth in Section 4(b) herein) on, this Debenture are payable in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts, at the address last appearing on the Debenture Register of the Company as designated in writing delivered to the Company by the Holder hereof from time to time. The Company will pay the outstanding principal due upon this Debenture before or on the Maturity Date, less any amounts required by law to be deducted or withheld, to the Holder of this Debenture no later than the tenth (10th) day prior to the Maturity Date by check or on the Maturity Date by wire transfer and addressed to such Holder at the last address appearing on the Debenture Register. The forwarding of such check or wire transfer shall constitute a payment of outstanding principal hereunder and shall satisfy and discharge the liability for principal on this Debenture to the extent of the sum represented by such check or wire transfer plus any amounts so deducted, Interest shall be payable in Common Stock (as defined below) pursuant to paragraph 4(b) herein.

This Debenture is subject to the following additional provisions:

         1. The Debentures are issuable in denominations of Ten Thousand Dollars (US $10,000) and integral multiples thereof, The Debentures are exchangeable for an equal aggregate principal amount of Debentures of different authorized denominations, as requested by the Holders surrendering the same but not less than U.S.$10,000. No service charge will be made for such registration or transfer or exchange, except that transferee shall pay any tax or other governmental charges payable in connection therewith.

         2. The Company shall be entitled to withhold from all payments of principal of, and interest on, this Debenture any amounts required to be withheld under the applicable provisions of the United States income tax or other applicable laws at the time of such payments,

         3. This Debenture has been issued subject to investment representations of the original purchaser hereof and may be transferred or exchanged only in compliance with the Securities Act of 1933, as amended (the "Act") and applicable state securities laws. Prior to due presentment for transfer of this Debenture, the Company and any agent of the Company may treat the person in whose this Debenture is duly registered on the Company's Debenture Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Debenture be overdue, and neither the Company nor any such agent shall be affected or bound by notice to the contrary, Any holder of this Debenture, electing to exercise the right of conversion set forth in Section 4(a), and any prospective transferee of this Debenture, is also required to give the Company (I) written confirmation that it is no a U.S. Person and the Debenture is not being converted on behalf of a U.S. Person ("Notice of Conversion") or (ii) an opinion of U.S. counsel to the effect that the Debenture and shares of common stock issuable upon conversion or transfer thereof have been registered under the 1933 Act or are exempt from such registration. In the event a Notice of Conversion or opinion of counsel is not provided the Holder hereof will not be entitled to exercise the right to convert or transfer the Debentures.

         4. (a)    The Holder of this Debenture is entitled, at
its option, at any time commencing 60 days after closing of the Offering hereof to convert up to 50% and after 120 days to convert all or any amount over $10,000 of the principal face amount of this Debenture then outstanding into shares of common stock, $0.001 par value per share, of the Company (the "Common Stock), at a conversion price for each share of Common Stock equal to Two Dollars (US $2.00) per share. If the number of resultant Conversion Shares would as a matter of law or pursuant to regulatory authority require the Company to seek shareholder approval of such issuance, the Company shall, as soon as practicable, take the necessary steps to seek such approval. If such approval is not received within 45 days then Company shall be required to redeem the Debenture pursuant to paragraph 4(c) herein. Such conversion shall be effectuated by surrendering the Debentures to be converted (with a copy, by facsimile or courier, to the Company) to the Company with the form of conversion notice attached hereto as Exhibit I, executed by the Holder of this Debenture evidencing such Holder's intention to convert this Debenture or a specified portion (as above provided) hereof, and accompanied by proper assignment hereof in blank. Accrued but unpaid interest shall be subject to conversion. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. The transferee or issuee shall execute such investment representations or other documents as are respectively required by counsel in order to ascertain the available registration exemption, The date on which notice of conversion is given shall be deemed to be the date on which the Holder has delivered this Debenture, with the assignment and conversion notice duly executed, to the Company or, if earlier, the date set forth in such notice of conversion if the Debenture is received by the Company within five (5) business days thereafter. The transferee or issuee shall execute such investment representations or other documents as are reasonably required by counsel in order to ascertain any available registration exemption. All such Conversion Shares shall be included in any Registration Statement of Company Shares following conversion.

         4. (b)    Interest at the rate of 12% per annum shall
be payable in advance, quarterly commencing ____________, 1997. However, at Closing, the Company shall prepay the first 3 months interest by issuing in Common Stock of the Company as follows:
Based on the average closing did prices of the Common Stock for the last 5 consecutive trading days prior to Closing ("Market Price") the Company shall issue to the Holder shares of Common Stock in an amount equal to the total monthly interest accrued and due divided by 80% of the Market Price (the "Interest Shares"). Common Stock issued pursuant hereto shall be issued pursuant to Section 504 of Regulation D or other applicable exemption to federal and state securities laws in accordance with the terms of the Subscription Agreement. Thereafter, commencing 91 days after Closing the Company shall pay interest on a quarterly basis in cash (or Common Stock, based on the above formula, at the Company's option).

         4. (c)    At any time on or after 90 days the Company
shall have the option to pay to the Holder 120% of the principal amount of the Debenture, in full, to the extent conversion has not occurred pursuant to paragraph 4(a) herein, or prepay upon maturity if the Debenture is not converted, the Company shall give the Holder 5 days written notice and the Holder shall have the option to convert the Debenture or any part thereof into shares of Common Stock at a conversion price equal to 80% of the average of the closing bid price of the Common Stock for the 5 consecutive trading days prior to the date of such conversion or accept the cash repayment. Any shares issued pursuant hereto shall be issued pursuant to Regulation D or a Registration Statement. Payment hereunder will be made within 3 business days.

         5. No provision of this Debenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and interest on, this Debenture at the time, place, and rate, and in the coin currency, herein prescribed.

         6. The Company hereby expressly waives demand and presentment for payment, notice of nonpayment, protest, notice of protest, notice of dishonor, notice of acceleration or intent to accelerate, bringing of suit and diligence in taking any action to collect amounts called for hereunder and shall be directly and primarily liable for the payment of all sums owing and to be owing hereon, regardless of and without any notice, diligence, act or omission as or with respect to the collection of any amount called for hereunder.

         7. The Company agrees to pay all costs and expenses, including reasonable attorneys' fees, which may be incurred by the Holder in collecting any amount due under this Debenture.

         8. If one or more of the following described "Events of Default shall occur (and shall not be caused by misrepresentation or omission by Holder in Holders Subscription
Agreement) and continue for 7 days unless a differed period is otherwise stated below:

              (a) The Company shall default in the payment of principal or interest on this Debenture; or

              (b) Any of the representations or warranties made by the Company herein, in the Subscription Agreement, or in any certificate or financial or other written statements heretofore or hereafter furnished by or on behalf of the Company in connection with the execution and delivery of this Debenture or the Subscription Agreement shall be false or misleading in any material respect at the time made; or

              (c) The Company shall fail to perform or observe, in any material respect, any other covenant, term, provision, condition, agreement or obligation of the Company under this Debenture [and such failure shall continue uncured for a period of thirty (30) days after notice from the Holder of such failure]; or

              (d) The Company shall (1) become insolvent; (2) admit in writing its liability to pay its debts generally as they mature; (3) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or (4) apply for or consent to the appointment of a trustee, liquidator or receiver for its or for a substantial part of its property or business; or

              (e) A trustee, liquidator or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within thirty (30) days after such appointment; or

              (f)  Any governmental agency or any court of
competent jurisdiction at the instance of any governmental agency shall assume custody or control of the whole or any substantial portion of the properties or assets of the Company and shall not be dismissed within thirty (30) days thereafter; or

              (g)  Any money judgment, writ or warrant of
attachment, or similar process, in excess of One Hundred Thousand Dollars (US $100,000) in the aggregate shall be entered or filed against the Company or any of its properties or other assets and shall remain unpaid, unvacated, unbonded or unstayed for a period of fifteen (15) days or in any event later than five (5) days prior to the date of any proposed sale thereunder; or

              (h) Bankruptcy, reorganization, insolvency or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company and, if instituted against the Company, shall not be dismissed within thirty (30) days after such instruction of the Company shall by any action or answer approve of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition filed in any such proceeding; or

              (I)  The Company shall have its Common Stock
delisted from the over-the-counter-market.

              (j)  The Company shall fail to issue the Common
Stock within seven (7) business days pursuant to paragraph 4 herein and as permitted by then current SEC guidelines for this type of offering without a restrictive legend.

Then, or at any time thereafter, and in each and every such case, unless such Event of Default shall have been waived in writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the Holder and in the Holder's sole discretion, the Holder may consider this Debenture immediately due and payable, without presentment, demand, protest or (further) notice of any kind (other than notice of acceleration), all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately, and without expiration of any period of grace, enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law.

         9. (a) This Debenture represents a secured obligation of the Company and only the Company pursuant to paragraph 9(b) herein. However, no recourse shall be had for the payment of the principal of, or the interest on, this Debenture, or for any claim based hereon, or otherwise in respect hereof, against any subsidiary or incorporator, shareholder, officer or director, as such, past, present or future, of the Company or any successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released.

              (b) Company shall contemporaneously with the issuance of this Debenture grant the Holder a first lien against the assets described in Exhibit B. All holders of the Debentures shall have equal priority in such lien, regardless of the time of their purchase.

         10. The Holder of this Debenture, by acceptance hereof, agrees that this Debenture is being acquired for investment and that such Holder will not offer, sell or otherwise dispose of this Debenture or the Shares of Common Stock issuable upon exercise thereof except under circumstances which will not result in a violation of the Act or any applicable state Blue Sky law or similar laws relating to the sale of securities.

         11. In case any provision of this Debenture is held by a court of competent jurisdiction to be excessive in scope or otherwise invalid or unenforceable, such provision shall be adjusted rather than voided, if possible, so that it is enforceable to the maximum extent possible, and the validity and enforceability of the remaining provisions of this Debenture will not in any way be affected or impaired thereby.

         12. This Debenture and the agreements referred to in this Debenture constitute the full and entire understanding and agreement between the Company and the Holder with respect to the subject hereof. Neither this Debenture, nor any term hereof may be amended, waived, discharged or terminated other than by a written instrument signed by the Company and the Holder.

         13. This Debenture shall be governed by and construed in accordance with the laws of Texas. Holder and Company hereby waive trial by jury and consents to exclusive jurisdiction and venue in the State of Texas.

         14. Any controversy or claim relating to this Agreement ("Arbitrable Dispute") shall be settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (the "AAK') as such rules may be modified herein or as otherwise agreed by the parties in controversy. The forum for arbitration shall be Houston, Texas. The parties herein agree to submit to the jurisdiction of the Texas Courts for purposes of confirming any award.

         15. As set forth herein, the Company shall use all reasonable efforts to issue and deliver, within seven (7) business days after the Holder has fulfilled all conditions and submitted all necessary documents duly executed and in proper form required for conversion (the "Deadline"), to the Holder or any part receiving a Debenture by transfer from the Holder (together, a "Holder"), at the address of the Holder on the books of the Company, a certificate or certificates for the number of Shares of Common Stock to which the Holder shall be entitled. It is understood by both parties that such certificates must comply with the then enacted SEC regulations governing this transaction. The Company understands that a delay in the issuance of the Shares of Common Stock beyond the Deadline could result in economic loss to the Holder. As compensation to the Holder for such loss, the Company agrees to pay as liquidated damages to the Holder for late issuance of Shares (not resulting from causes out of Company's control) upon conversion in accordance with the following schedule (where "No. Business Days Late" is defined as the number of business days beyond ten (10) business days from the date of receipt by the Company and the transfer agent of a Notice of Conversion of all necessary documentation duly executed and in proper form required for conversion, including the original Debenture to be converted, all in accordance with the Debenture, Subscription Agreement and the requirements of the transfer agent):

                                       Liquidated Damages per
         No. Business Days Late        $100,000 of Debenture

              1                             $  500
              2                             $1,000
              3                             $1,500
              4                             $2,000
              5                             $2,500
              6                             $3,000
              7                             $3,500
              9                             $4,000
              9                             $4,500
              10                            $5,000
              10+                           $5,000 + $1,000 each
                                Business Day Late beyond 10 days.

         The Company shall pay the Holder any liquidated damages incurred under this Section by check upon the earlier to occur of
(I) issuance of the Shares to the Holder or (ii) each monthly anniversary of the of the receipt of the Company of such Holder's Notice of Conversion.

         The Company shall at all times reserve and have available all Common Stock necessary to meet conversion of the Debentures by all Holders of the entire amount of the Debenture then outstanding. If, at any time Holder submits a Notice of Conversion and the Company does not have sufficient authorized but unissued shares of Common Stock available to effect, in full, a conversion of the Debentures (a "Conversion Default", the date of such default being referred to herein as the "Conversion Default Date"), the Company shall issue to the Holder all of the shares of Common Stock which are available, and the Notice of Conversion as to any Debentures requested to be converted but not converted (the "Unconverted Debentures"), upon Holder's sole option, may be deemed null and void. The Company shall provide notice of such Conversion Default ("Notice of Conversion Default") to all existing Holders of outstanding Debentures, by facsimile, within one (1) business day of such default (with the original delivered by overnight or two day courier) of its election to either nullify or confirm the Notice of Conversion.

         The Company agrees to pay to all Holders of outstanding Debentures, as liquidated damages, payments for a Conversion Default ("Conversion Default Payments") in the amount of (N/365) x (.24) x the initial issuance price of the outstanding and/or tendered but not converted Debentures held by each Holder where N = the number of days from the Conversion Default Date to the date (the "Authorization Date") that the Company authorizes a sufficient number of shares of Common Stock have been authorized, the Authorization Date and the amount of Holder's accrued Conversion Default Payments. The accrued Conversion Default shall be paid in cash or shall be convertible into Common Stock at the Conversion Rate, at the Holder's option, payable as follows: (i) in the event Holder elects to take such payment in cash, cash payments shall be made to such Holder of outstanding Debenture by the fifth day of the following calendar month, or
(ii) in the event Holder elects to take such payment in stock, the Holder may convert such payment amount into Common Stock at the conversion rate set forth in Section 4(a) at anytime after the 5th day of the calendar month following the month in which the Authorization Notice was received, until the maturity date.

         IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer thereunto authorized.

Date:

                        TITAN ENERGY CORP., INC.,


                        By:
                        Title:

EXHIBIT I [TO EXHIBIT 4.1]

                      NOTICE OF CONVERSION

 (To be Executed by the Registered Holder in order to convert the Debenture)


         The undersigned hereby irrevocably elects to convert $_______ of the above Debenture No. ___________ into Shares of Common Stock of Titan Energy Corp., Inc., (the "Company") according to the conditions set forth in such Debenture, as of the date written below.

         The undersigned represents that it is not a U.S. Person as defined in Regulation S promulgated under the Securities Act of 1933, as amended, and is not converting the Debenture on behalf of any U.S. Person and the representations contained in the Subscription Agreement are true and correct. If shares are to be issued in the name of a person other than the undersigned, the undersigned will pay all transfer taxes payable with respect thereto.

Date of Conversion*
_________________________________________________________________


Applicable Conversion Price
_________________________________________________________________

Signature
_________________________________________________________________
                [Print Name of Holder and Title of Signer]

Address:
_________________________________________________________________
_________________________________________________________________





___________________________________________
       Medallion Signature Guaranty

* This original Debenture and Notice of Conversion must be received by the Company by the fifth business date following the Date of Conversion.

EXHIBIT 10.1

                 CONTRACT FOR SALE OF BUSINESS

     This agreement is made on the 16th day of May, 1997 by and between OIL RETRIEVAL SYSTEMS, INC., (hereinafter referred to as
"Seller") and FUNSCAPE CORP., (hereinafter referred to as 'Buyer').

                            Recitals
     Seller is the owner of an oil related heavy equipment manufacturing business known as Oil Retrieval Systems, Inc., ("the business'), located at 5020 Collinwood Avenue, Suite 201, Fort Worth, Texas 76107. Seller desires to sell the business to Buyer, and Buyer desires to purchase the business from Seller.

          Therefore, Buyer and Seller agree as follows:

                  Purchase and Sale of Business

     1. Seller shall sell to Buyer, and Buyer shall purchase from Seller, on the terms and conditions set forth in this contract, the following property of the business:

     (a) All work in progress and the stock in trade and merchandise, as determined by a complete inventory and accounting to be taken in accordance with Paragraph 13;

     (b) All the furniture, fixtures, equipment, tools, and other tangible assets shown on the attached inventory marked
"Exhibit A;"

     (c) All the trade. goodwill, proprietary and intangible assets including, but not limited to, the portable swabbing technology and Seller's name;

     (d)  All of the accounts receivable; and

     (e) The leasehold interest owned by Seller under the lease with Rife Oil Properties, Inc., dated 8-18-95, for premises on which the business is located, pursuant to a valid assignment of lease to be deposited into escrow.

                  Condition of Tangible Assets
     2. Buyer agrees to inspect all of the fixtures, equipment, and other tangible assets shown on the attached inventory marked
"Exhibit A" that are being sold to Buyer, and to accept them in an "as is" condition.

                          Purchase Price
     3.(a) The total purchase price for the business ("purchase price") shall be two million five hundred thousand (2,500,000) restricted common shares of the Buyer.

          (b)  The purchase price shall be allocated as follows,
     (1)  Stock in trade, work in progress, and inventory: 40%
     (2)  Furniture, fixtures, tools, and equipment: 20%
     (3)  Accounts receivable: 5 %
     (4)  @hold interest: 10%
     (5)  Goodwill and going concern value: 25%

     (c) Buyer and Seller each acknowledge that the amount of purchase price allocated to the assets in subparagraph (b) represents the fair market value of the assets, determined pursuant to arm's-length negotiation. They further acknowledge that a tax attorney or other qualified advisor has explained the tax consequences of those allocations to them. Buyer and Seller each agree to report the sale of the business for income tax purposes according to the allocations set forth in subparagraph (b).

                   Payment of Purchase Price
     4. The purchase price set forth in Paragraph 3 shall be payable at closing.

             Sellers' Warranties Regarding Business
     5.   Seller hereby warrants and represents to Buyer that:
     (a) Seller is the sole owner of the business, and no other person or entity has any claim, right, or title to, or interest in, the business.
     (b) Seller has no undischarged obligations affecting the business or assets being sold pursuant to this contract, other than obligations arising in the usual and regular course of business listed in the attached document marked "Exhibit B."
     (c) Buyer shall pay all taxes owed by Seller on account of the business.
     (d) The books of account for the business constitute a complete record of the financial affairs of the business and accurately set forth all liabilities, assets, and other matters regarding the financial condition of the business. Buyer acknowledges that it inspected the books of account.
     (e) To the best of Seller's knowledge, the purchase and sale will not Conflict with or violate any agreement or law to which Seller or the business is subject, and there are no pending or threatened lawsuits, other judicial proceedings, or administrative proceedings involving Seller of the business.

               Buyer's Assumption of Liabilities
     6. Buyer shall assume and discharge all of Seller's liabilities or obligations that appear, on the date of this contract, on the books of the business. Those obligations are listed and initialed by Buyer on the attached document marked
"Exhibit C." Seller shall indemnify Buyer for all other liabilities and obligations arising prior to closing, in accordance with Paragraph 7 of this contract.

                       Indemnity Agreement
     7.(a) Buyer shall indemnify and hold Seller harmless from any and all liabilities and obligations arising from Buyer's operation of the business after closing.
     (b) Seller shall indemnify and hold Buyer harmless from any and all liabilities and obligations arising from Seller's operation of the business prior to the closing, except for those obligations appearing on the books of the business on the date of this contract and expressly assumed by Buyer in Paragraph 6 of this contract. Seller, however, has no duty to indemnify Buyer when both of the following conditions are true: (1) the liability is for injury or damage caused by a defect in the design or manufacture of a product sold by Seller in the course of Seller's operation of the business; and (2) Seller has no actual knowledge of the liability or potential liability at the closing. Under these conditions, Buyer agrees to indemnify and hold Seller harmless from liability.

                 Compliance With Bulk Sales Law
     8. The purchase and sale of the business shall not be conducted in full compliance with the requirements of the Bulk
Sales Division of the Texas Commercial Code.

                   Time and Place of Closing
     9. The sale and purchase shall be closed on agreement of the parties hereto. As used in this contract, "closing' means the passing of title to the property listed in Paragraph 1, from Seller to Buyer. The closing shall take place at the office of the Seller.

                      Conduct of Business
     10. Until the closing, Seller shall continue to operate the business in the same manner as Seller has operated it in the past.

                          Risk of Loss
     11. Until the closing, Seller shall bear all risk of loss, injury, damage, or destruction of the business and the assets of the business. if any loss, injury, damage, or destruction substantially impairs the value of the business prior to the closing, Buyer may either terminate this contract, or proceed to closing and receive an assignment of applicable insurance proceeds.

                        Business License
     12. The closing may not be postponed if Buyer is unable to obtain a business license or other required permit for the operation of the business.

                           Inventory
     13. Seller shall take a complete inventory of the work in progress, stock in trade, and merchandise to be sold and purchased under this contract, at the close of business on the day immediately preceding closing in the following manner:
     (a) Operation of the business will be suspended immediately prior to the taking of the inventory and will remain suspended for six (6) hours.
     (b) All items on the premises occupied by the business at the time the inventory is taken that could constitute part of the work in progress and stock in trade and merchandise of the business shall be conclusively presumed to be part of that stock in trade and merchandise, and shall be included in the inventory.
     (c) All items shall be valued according to the market method of valuation.
     (d) No item listed on the inventory shall be sold to any person other than Buyer or removed from the premises until the closing. If closing is delayed, Seller may continue to operate the business until the postponed closing date, and may continue to manufacture goods and make sales of stock in trade and merchandise in the ordinary course of business. In those circumstances, Seller shall keep complete and accurate records of all such sales.

                        Insurance Policies
     14. Seller shall forthwith provide Buyer a list of all insurance policies insuring the business or the assets of the business listed in Paragraph 1, which shall include (1) the number of each policy, (2) the insurance company and agent that issued each policy, (3) the premium payable on each policy, and
(4) the beginning and expiration dates of each policy. Buyer shall determine which, if any, of those policies Buyer wishes to assume, and shall approve or reject in writing each insurance policy so listed, within ten (10) days after receipt. Buyer shall obtain the Insurers' consent to transfer of these policies, and shall provide copies of the consents together with Buyer's written approvals of the policies to be assumed. Failure to notify Seller regarding assumption of insurance policies, or to obtain any insurer's consent, shall be deemed an election not to assume.

                      Appointment of Agent
     15. Oliver Timmons, whose offices are located in Texas, is hereby appointed escrow agent ("Escrow Agent") to conduct the purchase of sale of the business.

                      Escrow Instructions
     16. Seller and Buyer shall execute and deliver to the Escrow Agent appropriate escrow instructions as required by the Escrow Agent.

                         Bills of Sale
     17. Seller shall execute and deposit into escrow any bills of sale or other instruments that the Escrow Agent deems necessary or proper to transfer the business assets that constitute personal property to Buyer.

                       Costs and Expenses
     18. The parties shall each pay the fees and charges of the party's own attorney and shall divide all other expenses equally.

                        Entire Agreement
     19. This contract constitutes the entire agreement between Buyer and Seller concerning their rights and obligations with respect to the sale and purchase of the business. Any agreements or representations respecting the business or its sale to Buyer not expressly set forth in this contract shall have no effect, except for a subsequent written modification signed by the party to be charged.

                     Amendment of Contract
     20. This contract may be amended or modified at any time with respect to any provision by a written instrument executed by Buyer and Seller.

                         Attorneys' Fees
     21. If Buyer or Seller brings any legal action or seeks arbitration regarding any provision of this agreement, the prevailing party in the litigation or arbitration shall be entitled to recover reasonable attorneys' fees from the other party, in addition to any other relief that may be granted.

                           Arbitration
     22. Any dispute arising under this contract shall be settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment on the award rendered by the Arbitrator may be entered in any court having jurisdiction.

                             Notices
     23. Any notice required or permitted to be given under this contract shall be written, and may be given by personal delivery or by registered or certified mail, first-class postage prepaid, return receipt required. Notice shall be deemed given upon actual receipt in the case of personal delivery, or upon mailing. Mailed notices shall be addressed as follows, but each may change address by written notice in accordance with this paragraph:

     To Buyer:  N. 905 Pines, Suite A, Spokane, Washington 99206

     To Seller: 5020 Collinwood Ave., Suite 201, Forth Worth,
                Texas 76107

                      Assignment Prohibited
     24. Buyer nor Seller shall assign any right or interest arising under this contract without the prior written consent of the other.

                      Binding on Successors
     25. This contract shall be binding on and shall inure to the benefit of the successors, and assigns of Buyer and Seller.

                          Governing Law
     26. This contract shall be governed by and construed in accordance with the laws of the State of Texas.

              SELLER:                            BUYER:
              OIL RETRIEVAL SYSTEMS, INC.        FUNSCAPE CORP.


              /s/ M.O. Rife III
              M.O. Rife III, President           Bill Campbell

EXHIBIT 10.2

                         Letter Agreement

This Letter Agreement (the "Agreement") is entered into the 11th day of June, 1997, by and between Rife Oil Properties, Inc., a Texas Corporation (hereinafter "Rife") and Oil Retrieval Systems, Inc., a Colorado Corporation, formerly known as Funscape Corp. (hereinafter "ORS")

                             PREMISES

WHEREAS, Rife has offered for sale or acquisition those certain leasehold working interest together with approximately 650 producing wells situated thereon in and under the Corsicana Field, Corsicana County, Texas (the "Corsicana Field Prospect") as more specifically set forth on Exhibit "A" attached hereto; and

WHEREAS, Rife and ORS desire to enter into a sales agreement between the corporations under the terms and conditions set forth in this Agreement.

NOW THEREFORE, in and for the mutual promises and covenants by and between the parties hereto, and in and for the consideration of Ten and No/100 Dollars, ($10.00) and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree to the following:

     1. ORS will tender and assign to Rife Two Million (2,000,000) shares of the restricted common stock of ORS together with a note in the amount of One Million Three Hundred Thousand Dollars ($1,300,000) payable within six (6) months from the date of the agreement, said note to be fully collateralized with One Million (1,000,000) shares of restricted ORS stock issued in the name of George Gafford, Trustee; and

     2. In exchange, Rife will assign all of its interest in and to the Corsicana Field Prospect to ORS; and

     3. This Letter Agreement shall be governed and construed in accordance with the laws of the State of Texas. If any portion of this Letter Agreement shall be held invalid, the remainder of this Letter Agreement shall not be affected thereby. The rights of the parties hereunder may be assigned in whole or in part. In the event any enforcement of any portion of this Letter Agreement shall become necessary, the parties hereto agree that any such action shall be taken in a federal or state court, located in the State of Texas.

     4. The failure of a party to seek redress for violation, or to insist on strict performance, of any term or condition of this Letter Agreement shall not prevent a subsequent act or omission which would have constituted a violation from having the effect of any original violation.

     5. This Letter Agreement may be executed in one (1) or more counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

     6. The foregoing represents the definitive agreement between the parties hereto and supersedes any prior written or oral agreements.

     IN WITNESS WHEREOF, the parties hereto have caused this Letter Agreement to be executed by the day and year first above written.

                              Rife Oil Properties, Inc.


                              By:
                              M. 0. Rife, III


                              Oil Retrieval Systems, Inc.



                              By: /s/ Joe Bill Bennett
                                                            Joe Bill Bennett

EXHIBIT 10.3

                         LETTER AGREEMENT

     This letter agreement entered into effect this 18th day of June 1997 by and between M. PATON HOLDINGS, LTD. (hereinafter
"Patton") and FUNSCAPE CORP. (hereinafter "IMPN").

                             PREMISES

WHEREAS, Patton has offered for sale the oil and gas leasehold rights in and under the Authority to Prospect (ATP) No. 615P issued by the state of Queensland, covering 12,904,618 acres, more or less, subject to the terms and conditions described in the attached APT document and Petroleum Act and regulation of the State of Queensland.

     1.  Patton holds 100% of the Working Interest in the ATP No.
615P.

          2. Patton will deliver an 80% net revenue interest as the full working interest in ATP 615P.

     3. As Consideration, IMPN will tender Four Hundred Thousand (400,000) shares of FUNSCAPE CORP. common stock for the purchase of One Hundred Percent (100%) of the oil and gas leasehold rights and rights to the leasehold working interest described in paragraph one (1) and two (2) above. Such shares shall be issued in the name M. Patton Holdings, Ltd. and will be included in the first registration statement filed by IMPN.

     5. The offer to purchase set forth in this Letter Agreement is made expressly subject to the satisfaction of all due diligence investigations to be conducted by IMPN; which due diligence shall be completed by July 25, 1997. Patton agrees to furnish all maps, geophysical surveys and any other information in its possession regarding the Leases.

     6. This Letter Agreement shall be governed and construed in accordance with the laws of the State of Texas. If any portion of this Letter Agreement shall be held invalid, the remainder of this Letter Agreement shall not be affected thereby. In the event any enforcement of any portion of this Letter Agreement shall become necessary, the parties hereto agree that any such action shall be taken in a federal or state court, located in the State of Texas.

     7. This Letter Agreement may be executed in one (1) or more counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.


IN WITNESS WHEREOF, the parties hereto have caused this Letter
Agreement to be executed by the day and year first above written.

                                   FUNSCAPE, CORP.


                                   By:  /s/  M.O. Rife, III
                                   M.O. (Trey) Rife, III

AGREED AND ACCEPTED
this 18th day of June 1997

M. Patton Holdings, Ltd.

By:

EXHIBIT 10.4


                 POWER EXPLORATION COMPANY, INC.
                         617 Chase Drive
                        Tyler, Texas 75701
                           903-561-1833
                        Fax: 903-561-8336


                         LETTER OF INTENT
                          August 11,1997


     This letter of intent shall serve as an interim agreement between the parties until a more formal can be mutually agreed upon and formalized.

     Power Exploration Company Incorporated (Power) has submitted certain drilling prospects ("deep Woodbine formation") located in Polk County, Texas to Titan Energy Corp. (Titan) for the purpose of exploration for oil & gas.

     Titan has elected to participate with Power in said prospects under the following terms & conditions.

     1. Power will be responsible for all lease acquisition and title work as directed by Titan for specific prospects selected by Titan.

     2. Titan shall provide Power with all necessary funds for lease bonuses, brokerage costs, abstract plant costs and all other costs directly associated with the acquisition of subject leases. An additional twenty-five dollars ($25.00) per acre shall be paid to Power when leases are assigned to Titan as a prospect generation fee.

     3. Power will provide Titan, copies of maps, logs, charts, graphs and all other geological & geophysical data in Power's possession (subject to license agreements) as needed for presentation and exploration purposes.

     4. With regard to any interest acquired pursuant to paragraph la. above, Power shall be entitled to an overriding royalty of 3 and 1/8 percent (1/32) of 8/8 of the leasehold interest acquired by Titan. In addition, Power shall at "Payout" be entitled to receive a back in of 6 and 1/4 percent (1/16) of the working interests acquired under paragraph 1a. above. Payout shall be calculated on a well by well basis with the back in being subject to its proportionate share of all burdens of record. However, at Power's sole option it may elect to convert any working interest under this agreement to an additional 2% of 8/8 ths. overriding royalty interest.

     5. Power will periodically provide Titan with estimates of funding requirements needed to carry out Power's obligations under this agreement. Titan agrees to advance such funds to Power on a timely basis. Power will furnish Titan a monthly accounting of all actual expenses incurred on behalf of this project.

          If the above accurately sets out your understanding of our preliminary agreement, please so indicate by signing in the space provided below.


Power Exploration Company, Inc.         Titan Energy Corp., Inc.


/s/ Guy Pyron                           /s/ Joe Bill Bennett
Guy Pyron, its Attorney-in-Fact         Joe Bill Bennett,
                                        Vice President

EXHIBIT 10.5

                 DEEP WOODBINE PROJECT AGREEMENT


     This Agreement is entered into this 2nd day of December, 1997 between Power Exploration Co (Power), a Texas corporation, Techstar Exploration, L.L.C. (Techstar), a Texas corporation, Titan Energy Corporation, Inc. (Titan), a Texas Corporation & Roemer-Swanson Energy Corporation (RSEC), a Colorado corporation, all collectively referred to as the "Parties".

     Whereas, Power and Titan have executed a Letter of Intent, dated August 11, 1997, outlining the terms under Power and Titan have acquired leases in Polk County, TX (copy attached as Exhibit
A);

     Whereas, Power and Titan agree that this Agreement will serve as the "formal" agreement referred to in the Letter of Intent and that the terms of this Agreement will control in case of conflict with the terms of the Letter of Intent;

     Whereas, Power and Titan and Techstar have agreed that Power will assign all of its rights and obligation in the Letter of Intent to Techstar;

     Whereas, Power, Techstar, Titan and RSEC have agreed that
RSEC will participate in the Deep Woodbine Project under the terms and conditions described in this Agreement;

     Therefore, in consideration of the mutual promise made herein, the parties agree as follows:

        1. DUTIES

               A. RSEC

                         RSEC will provide all necessary funds needed for the project including, but not limited to lease bonuses, lease brokerage, courthouse and abstract fees, data acquisition
(RSEC agrees to pay for, and the other parties agree that RSEC will own, the Prospect Oil Seismic Data from Black Well Trading
Inc., more particularly described on the invoice from Black Well to Techstar dated November 12,1997 (copy attached as Exhibit B), travel and marketing expenses. However, RSEC will not be responsible for payment of any overhead expenses related to the project.

                    Payment will be made by RSEC within 15 days of receipt of invoice from Techstar, which invoices shall be sent as funds are due from Techstar.

                    RSEC will assist Techstar in the sales and marketing of this project.

               B.  Techstar

                    Techstar will be responsible for all leasing activity, geological and geophysical interpretation generation of work maps, cross sections and displays, Techstar will provide all administrative and accounting services for the project.

                    Techstar will use its best efforts to market and sell this project to a third party industry partner
(Purchaser) for the purpose of oil and gas exploration. Techstar will make available any and all of its personnel as needed to assist in sales and marketing.

          2.  FUNDS AND PROCEEDS

               A. All funds related to 1.A. above will be sent by wire transfer by RSEC to an account designated by Techstar for the benefit of the parties.

               B.  All leases will be taken in the name of
Techstar, with a signed copy (replaced with a recorded copy upon receipt) sent to RSEC. RSEC will retain, at all times, the option to have all existing leases assigned to RSEC and all future leases taken in the name of RSEC. Such option shall be exercised by written notice to Techstar. Techstar agrees to assign all existing leases into RSEC immediately after receipt of such written notice.

               C. All proceeds related to the sale of leases under this Agreement shall be sent by wire transfer from the purchaser to an account designated by RSEC. Any further disbursements to the parties shall be sent by wire transfer by RSEC to an account designated by each party.

               Should a dispute arise related to the amounts to be disbursed to the parties, RSEC will deposit its best estimate of the disputed amounts in a separate account(s). Such amounts in each account will then be disbursed by RSEC upon resolution of the dispute between all parties claiming an interest in each account.

          3. SHARING OF PROCEEDS

               A. Before RSEC payout, defined as the return of all funds to RSEC which were paid by RSEC with respect to this Agreement, all proceeds generated from the project go to RSEC.

               For purposes of this Agreement, the proceeds used to payout RSEC must be in cash unless agreed to in writing by RSEC.

               B.  After RSEC payout, all remaining proceeds
(including cash, overrides, or back-ins) shall be shared 60% RSEC and 40% Techstar.

               For purposes of calculating the sharing of remaining proceeds, the parties agree that RSEC will not be subject to any additional burdens (cash or otherwise), as described in the Letter of Intent between Power and Titan.

               C. The parties acknowledge that Titan has funded the acquisition of approximately 1,888.38 net acres, more or less.

               For purposes of calculating each party's proportionate shares of remaining proceeds, the parties agree that Titan's percentage share will be calculated by dividing the actual amount of net acres funded by Titan, and paid for by Purchaser, by the total number of net acres acquired for this project and paid for by Purchaser. An example of such calculations, and the resulting payments, is attached as Exhibit C.

               The parties recognize that a sale to Purchaser (a) may not include all of Titan's acreage of (b) that Titan may desire not to sell to Purchaser and, instead elect to participate to the extent of its acreage contribution. However, the parties agree that a sale should not be jeopardized by either Titan's proportionate interest or by a Purchaser's desire to purchase 100% of a prospect/project.

               All parties will cooperate in good faith with Titan to preserve Titan's desire to participate or sell, as the case may be. The parties further agree that, if requested in writing by Purchaser, Titan will sell along with the other parties.

          4. GENERAL PROVISIONS

               A. No Partnership

                    This Agreement is not intended to create, nor shall it be construed as creating, any agency or mining partnership, commercial partnership or other partnership relationship between the parties. The liabilities created herein shall be several and not joint or collective,

               B. Additional Documents

                    The parties agree to execute any additional documents necessary to effectuate the purpose and intent of this Agreement.

               C. Time of Essence

                    The parties agree that in the performance of each obligation of the parties under this Agreement, time is of the essence.

               D. Choice of Law

                    The parties agree that, for all disputes related to the terms of this Agreement, the laws of the State of Texas will apply. Costs and attorneys fees to be awarded to the prevailing party.

               E. Notice

                    The parties agree to receive notice under this Agreement at the following addresses:

                    1. Power Exploration Company, Inc.  617 Chase
Dr., Tyler, TX 75701.  Phone number (903) 561-1833; Fax number
(903) 561-8336; Attention Mr. Guy Pyron.

                    2. Titan Energy Corporation.  5020
Collinwood, Ste. 201, Ft. Worth, TX 76107.  Phone number (817)
732-8739; Fax number (817) 732-8762.

                    3. Techstar Exploration, L.L.C.  3600 Old
Bullard Road, #102C, Tyler, TX 75701.  Phone Number (903) 509-
8909.

                    4. Roemer-Swanson Energy Corporation.  1200
17th Street, Ste. 2610, Denver, CO 80202. Phone number (303) 892-
5616; Fax number (303) 446-2643.

               F. Amendments

                    The parties agree that all amendments to this Agreement must be in writing and signed by the parties.

               G. Representations and Indemnities

                    Each party represents to the other parties that they are authorized to enter into this Agreement and that they are capable of understanding the terms of Agreement, that they have had the opportunity to consult legal counsel before entering into this Agreement, and that they understand and accept the risks inherent in oil and gas exploration and production.

                    Each party agrees to indemnify and hold
harmless the other parties (including costs and attorneys fees) for any material misrepresentation made by such party in the execution of this Agreement or in the fulfilment of such party's obligations hereunder. Each party owes to the other parties the standard of care customary in the industry.

                    The parties agree that this Agreement is a joint effort and that the interpretation of its terms will not be construed against any one party.

     In Witness Whereof, the parties hereto have executed this Agreement in multiple counterparts, effective as provided herein.


          Agreed and accepted this 2nd day of December, 1997 by:


/s/ Guy Pyron
Power Exploration Company, Inc.

Name:  Guy Pyron
Title: Partner


/s/ Joe Bill Bennett
Titan Energy Corporation

Name:  Joe Bill Bennett
Title: Vice President


/s/ Guy Pyron
Techstar Exploration, L.L.C.

Name:  Guy Pyron
Title: President


/s/ Roemer-Swanson Energy Corporation
Roemer-Swanson Energy Corporation

Name:  Lamar B. Roemer
Title: CEO

EXHIBIT 10.6

                                                         ATP 615P

                        PETROLEUM ACT 1923
                      AUTHORITY TO PROSPECT

WHEREAS application has been made for an Authority to Prospect for petroleum on the lands hereinafter described And Whereas by Proclamation issued under the provisions of the Petroleum Act 1923 (hereinafter referred to as "the Act") an area comprising such lands was declared not to be open to permit or lease under such Act:

Now, therefore, I,  The Honourable Tony McGrady,
                         THE MINISTER FOR MINERALS AND ENERGY
for the State of Queensland (hereinafter with his successors in office referred to as "the Minister") by virtue of the powers and authority in me vested by the Act

     Hereby grant to

          Oil Seeps Inc

(hereinafter referred to as "the holder") an Authority to Prospect for petroleum on the lands more particularly described in the Schedule hereto for the term hereinafter specified upon and subject to the provisions of the Act and in particular
Section 9A of such Act and to the following terms, conditions, provisions and stipulations.

     1. TERM:

     The term of this Authority to Prospect shall be a period of

          FOUR (4) YEARS commencing on 1 October 1995

     2. AREA:

               Six Hundred & Sixty-six (666) Blocks
          as described in the Schedule hereto.

Notwithstanding anything herein contained the area of the lands comprised in this Authority to Prospect shall be reduced by each of the following dates in this Clause to not more than the area shown against that date:

               DATE                               AREA

          1    October, 1997                      499 BLOCKS
          1    October, 1998                      333 BLOCKS

The Holder shall before each of the above dates in this clause by notice in writing to the Minister specify the lands to be excluded by that date in accordance with this clause. In default of the Holder so specifying then the Minister shall specify such lands.

     3.   MARKING OF BOUNDARY:

     If any doubt or dispute should arise as to the position of all or any portion or portions of the boundaries of the lands comprised within this Authority to Prospect (hereinafter called "the boundary") or if it appears to the Minister to be desirable in the public interest then the Minister may require the Holder to survey and mark the boundary and thereupon the Holder shall do so at his own expense.

     Should he so desire the Holder may at any time during the term of this Authority to Prospect survey and mark the boundary.

     When the boundary has been surveyed and marked and the boundary as so marked has been accepted as correct by all permittees and holders of Authorities to Prospect whose interests are affected by such marking of the boundary and by the Minister then the boundary as so marked shall be deemed to be the boundary of the lands comprised within this Authority to Prospect.

     4.   SURVEY OF BOUNDARY

     The survey of the boundary shall be made by a surveyor registered under the Surveyors Act 1977.

     The survey and the marking of the boundary shall be made in accordance with the Act and the Surveyors Act 1977. Where the Minister considers that no appropriate or clear directions are given under the above Acts then the survey and marking shall be as the Minister may direct.

     The Holder shall lodge with the Minister a plan, field notes and computations of the survey all certified as correct by the surveyor who made the survey.

          5.   RIGHT TO PROSPECT:

     The Holder shall during such term have the right to prospect the said lands including topographical, geological and geophysical examinations and aerial surveys and scout and deep test drilling as may from time to time in the opinion of the Holder be appropriate for the purpose of determining the existence or otherwise of petroleum deposits and their extent and nature in the said lands. This Authority to Prospect shall not confer any right of ownership to the said petroleum upon the Holder and all such petroleum shall remain the property of the Crown. The Holder may produce and dispose of petroleum from the said lands only to the extent approved by the Minister in writing.

     6.   DEPOSIT:

     The Holder before the date hereof shall deposit with the Minister a sum of FOUR THOUSAND DOLLARS ($4000) (the receipt of which sum is hereby acknowledged) to be held by the Minister as a guarantee that the provisions of the Act and the terms, conditions, provisions and stipulations of this Authority to Prospect on the part of the Holder to be performed or observed will be performed and observed by the Holder.

     Subject to the performance and observance by the Holder of the provisions of the Act and the terms, conditions, provisions and stipulations of this Authority to Prospect on the part of the Holder to be performed or observed, such deposit shall be refunded to the Holder upon the expiration or prior determination (other than by cancellation as hereinafter provided) of this Authority to Prospect,

     7.   RENTAL:

     The Holder shall pay to the Minister before each of the dates tabulated below in this clause the sum in Australian currency set opposite such date as rental for the lands subject to this Authority to Prospect. Receipt of the rental for the first date tabulated below is hereby acknowledged by the Minister.

                        DATE                          RENTAL ($)

                        1 October 1995                6193.80
                        1 October 1996                9.30 PER Block
                        1 October 1997                9.30 PER Block
                        1 October 1998                9.30 PER BLOCK


     8.   EXISTING RIGHTS

     Subject to the provisions of the Act, this Authority to Prospect shall be subject and without prejudice to all rights, powers, privileges and property of all and every person and corporation under or in respect of any Crown grant, certificate of title, lease, claim or mining tenement, now or at any time during the term of this Authority to Prospect existing in respect of any part of the said lands.

     9.   WORK AND EXPENDITURE:

     During the said term the Holder shall continuously prospect the said lands in accordance with the provisions of Clause 5 hereof, and conduct such other investigations as the Minister may approve in writing, and shall during each period tabulated below so long as this Authority to Prospect shall remain in operation bona fide expend or cause to be expended in such prospecting and investigations not less than the sums of money set opposite such period, all such sums of money to be measured in Australian currency.

     COMMENCING NOT LESS THAN

     ONE  (1) YEAR         1 October 1995  $55000

     ONE  (1) YEAR         1 October 1996  $125000

     ONE  (1) YEAR         1 October 1997  $250000

     ONE  (1) YEAR         1 October 1998  $400000


     Provided that upon the surrender of this Authority to Prospect in accordance with Clause 25 hereof the minimum expenditure for the period in which such surrender is made shall be reduced in the ratio that the portion of the period remaining after the date of such surrender bears to the entire period.

               10.  GUARANTEE:

     When required by the Minister, the Holder shall, in respect of each period referred to in Clause 9 hereof, lodge with the Minister a security or provide a surety acceptable to the Minister for the amount to be expended during the period under the terms of this Authority to Prospect. If at the end of such period the Minister is of the opinion that the Holder has not fulfilled the conditions of the Authority to Prospect in respect of work and expenditure on the Authority to Prospect during such period, the Minister may at his sole discretion forfeit the security or such amount of the security as shall be required by the Minister to satisfy the obligations of the Holder hereunder or may require the surety to pay to the Minister a sum not exceeding the amount to be expended during that period. Any moneys so forfeited shall be paid to Consolidated Revenue.

               11.  REPORTS:

     The Holder shall furnish to the Minister a written report giving full particulars of the prospecting and other approved investigations described in Clauses 5 and 9 hereof and of the expenditure thereon during each succeeding six-monthly period of the term of this Authority to Prospect and shall deliver such report to the Minister within one month of the end of such period.

     The Holder shall furnish to the Minister a written report accompanied by relevant maps, sections, charts and other data giving full particulars of the information obtained from all operations in connection with such prospecting and other approved investigations during each period of two years of the term of this Authority to Prospect and shall deliver such report to the Minister before the expiration of six months from the end of such two-yearly period or the expiration or prior determination of the term of this Authority to Prospect whichever shall be the sooner.

     In respect of every area excluded from the lands the subject of this Authority to Prospect in accordance with Clause 2 hereof, the Holder shall furnish to the Minister a written report accompanied by relevant maps, sections, charts and other data giving full particulars of the information obtained from all operations in connection with such prospecting and other approved investigations of the excluded area during the term of this Authority to Prospect up to the time of such exclusion and shall deliver such report to the Minister before the expiration of six months from the time of such exclusion.

     Unless otherwise approved by the Minister, all reports required under this clause shall be in the English language, shall give the information required in a clear manner, and shall be suitable for permanent record.

          12.  APPLICATION OF PETROLEUM ACT 1923 AND
          "THE PETROLEUM REGULATIONS (LAND) 1966":

     The Holder shall during the said term comply with the provisions of the Petroleum Act 1923 and "The Petroleum
Regulations (Land), 1966" and any Act in amendment thereof or substitution therefor in and about all works and operations of the Holder on the specified area.

          13.  USE OF RADIOACTIVE SOURCE:

     Where equipment or an instrument incorporating a radioactive source is used the Holder shall ensure that:

               (a) the owner/operator of the equipment or instrument holds the appropriate license;

               (b) if the equipment or instrument is damaged or lost the State Mining Engineer is notified within twenty-four hours. The report shall include details of the action which has been or is being taken to recover the lost equipment or instrument;

               (c) if steps taken to retrieve equipment or an instrument lost in a hole are unsuccessful, the site is clearly identified and accurately surveyed.

               14.  PROTECTION OF ROADS, RAILWAYS, TELEPHONE AND
          POWER TRANSMISSION LINES AND CABLES, RADIO AND
          TELEVISION MASTS AND PIPELINES:

     The holder shall not interfere with any public utility such as a road, railway, telephone or power transmission line or cable, radio or television mast or pipeline during the performance of any operations in the search for petroleum.

               15.  ABORIGINAL RESERVES:

     The Holder shall not conduct nor permit to be conducted any exploration or drilling programme on that part of the said lands comprised in:

               (a)  an Aboriginal Reserve;

               (b) a Reserve for the benefit of aboriginal and islander inhabitants;

               (c) land granted by deed of grant in trust for the benefit of aboriginal and island inhabitants.

          16.  FOREST, NATIONAL PARKS AND ENVIRONMENTAL PARKS:

     The Holder shall not conduct nor permit to be conducted any drilling or exploration programme on that part of the said lands comprised in:

               (a) a State Forest, Timber Reserve or Forest Entitlement Area, without the prior written consent of the Conservator of Forests;

               (b) a National Park, without the prior written consent of the Director of National Parks and Wildlife:

          or

               (c) an Environmental Park without having first obtained a permit issued under the Land Act 1962 authorising such drilling or exploration programme, and then only in accordance with the conditions attaching to such consent or permit.

               17.  ENTRY ON LAND:

     The Holder or an operator shall not in the exercise of any of his entitlements under this Authority to Prospect enter upon any land whatsoever unless and until prior notice of entry upon that land is given to the owner, holder or occupier of the land On Form F of the Schedule to "The Petroleum Regulations (Land), 1966". Such notice shall be served personally on such owner, holder or occupier. If personal service is impractical then by certified mail forwarded to the owner's, holder's or occupier's address recorded in the Valuation Roll or Valuation Register for the area of the Local Authority in which the land is situated.

               18.  AUTHORITY TO BE PRODUCED:

     Any agent, servant or employee of the Holder entering upon any land pursuant to this Authority to Prospect shall carry and when lawfully required shall produce a written authorisation issued by the Holder in a form approved by the Minister.

               19.  REHABILITATION AND RESTITUTION:

               (a) The Holder shall to the satisfaction of the Minister progressively rehabilitate the surface of the specified area, as nearly as may be to its state and conditions prior to the commencement of prospecting operations under this Authority to Prospect and shall make restitution in regard to any damage, injury, loss or expense that is caused to any person as a result of prospecting operations.

               (b) Such rehabilitation shall be conducted and restitution made in accordance with any directions given by the Minister and carried out within the time limited by the Minister.

               (c) When required by the Minister the Holder shall during the said term, lodge with the minister security for the due and proper carrying out of such rehabilitation and restitution requirements in such amount as the Minister shall determine. Such security may be in the form of a cash deposit, banker's cheque or bank draft payable to the Minister, guarantee, indemnity or bond by a bank, bonding or insurance company approved by the Minister.

               (d) If, at any time during the said term, the Minister is of the opinion that the Holder has not carried out such rehabilitation or restitution requirements, the
          Minister may realise on such security as is not money and apply the proceeds of such realisation and all other moneys comprising such security to making good the default of the Holder in respect of such rehabilitation and restitution requirements. The
          Minister may require the holder at any time to lodge a fresh security to replace any amount used as aforesaid.
          The security shall be held by the Minister for a period of one year after the termination of the Authority to Prospect for any reason and may be used by the Minister to correct any faults in the rehabilitation or in restitution for any damage, injury, loss or expense caused to any person that may become apparent during this period as a result of prospecting operations. At the end of the period any balance shall he refunded to the Person/s entitled to receive same.

               20.  ABORIGINAL ARTIFACTS AND HISTORICAL SITES:

     The Holder shall not damage or Interfere with aboriginal artefacts or historical sites without the written permission of the Minister and shall notify the Minister of any such artefacts or sites that the Holder may discover so that they may be properly preserved.

               21.  NATIVE TITLE:

     Land which is subject to native title is excluded from the grant of this Authority to Prospect.

               22.  RIGHT TO ACQUIRE LEASES:

     Upon establishing to the satisfaction of the Governor in Council that payable deposits of petroleum have been discovered within the limits of the lands covered by this Authority to Prospect, the Holder shall be entitled as of right to the grant to it of petroleum leases thereover in accordance with the Act.

               23.  DEALINGS AND TRANSFER:

     (1) Dealings: When any interest in the benefit of this Authority to Prospect is mortgaged, charged, created or dealt with in any other manner, the document or other writing giving affect to the dealing shall be lodged with the Minister.

     (2) Transfer: This Authority to Prospect shall not, except with the written approval of the Minister first had and obtained, be capable of being transferred.

     Any land the subject of an interest as provided above shall be described in accordance with Section 28(2)(b) of the Act.

               24.  CONTINUANCE OF EXISTING PROCLAMATION:

     The Lands described in the Schedule hereto and proclaimed as aforesaid not to be open to permit or lease (except such portion or portions thereof as shall be excluded from the operation of this Authority to Prospect in manner herein provided) shall continue during the term of this Authority to Prospect to be declared as not open to permit or lease under the Act to any person or company other than the Holder.

               25.  CANCELLATION ON DEFAULT:

     If at any time the Holder shall made default in the performance or observance of any of the provisions of the Act or of any term, condition, provision or stipulation herein contained and on the part of the Holder to be performed or observed and shall fail to remedy such breach or default within three (3) months after written notice by the Minister has been delivered or sent by post to the Holder at his registered office or principal place of business in Queensland calling upon the Holder to remedy such breach or default or if the Holders (being a company) shall be wound up or if any effective resolution is passed for its winding up (not being in any case a winding up for the purpose of reconstruction or amalgamation) or if the Holder shall assign, transfer, mortgage, charge or create an interest in this Authority to Prospect or attempt to do so without the written consent of the Minister first had and obtained, the Minister may immediately thereupon cancel and determine this Authority to Prospect whereupon any balance of deposit then held by the Minister shall be absolutely forfeited to the Crown.

     Notice of such cancellation shall be sent by post to the Holder at his registered office or principal place of business in Queensland and shall be deemed to have been received by the Holder at the time when such notice would in the ordinary course of post have been received by the Holder and the fact that any such notice shall not have been received by the Holder shall not invalidate or affect such cancellation.

               26.  SURRENDER:

     If the Holder shall have performed and observed all of the provisions of the Act and all of the terms, conditions, provisions and stipulations herein contained and on the part of the Holder to be performed or observed, the Holder may at any time by notice in writing to the Minister of his intention so to do surrender forthwith this Authority to Prospect and thereupon all of the Holder's obligations under this Authority to Prospect shall cease and be at an end except that the obligations of the Holder under Clauses 7, 9 and 11 hereof and the rights of the Minister under Clause 10 hereof for the period referred to in Clause 9 hereof during which such notice is given shall not be affected in whole or in part thereby. Any balance of deposit then held pursuant to Clause 6 hereof shall be refunded by the Minister to the Holder when the Holder has complied with Clauses 7, 9 and 11 hereof.

               27.  USE OF WATER:

     When taking water from any natural source in accordance with the Act, the Holder shall leave sufficient water for the reasonable domestic and stock requirements of persons residing or traveling in the vicinity. Any dispute regarding such taking of water may be referred to the Warden who may determine the quantity of water that may be taken by the Holder and the manner of taking such water, and the Holder shall abide by such determination.

                    ....END OF CONDITIONS....



This Authority to Prospect is granted after consideration of the standard criteria set out under the Environmental Protection Act
1994.

Dated at BRISBANE this Twelfth day of September 1995.




                        /s/ Tony McGrady
                         (TONY McGRADY)
                Minister for Minerals and Energy


               12.  SCHEDULE:

     That Part of the State of Queensland within the boundaries of the Blocks and Sub-Blocks as defined and as shown on Department of Minerals and Energy Block Identification Map Series B and as set out hereunder, but exclusive of the lands comprised in Authorities to Prospect, Permits and Leases Granted or issued under the Petroleum Act 1923 which are in existence on the 1 October, 1995.

                 Six Hundred and Sixty-Six Blocks
                BLOCK IDENTIFICATION MAP SERIES B
                            CLONCURRY

                  1243 to 1254 (BOTH INCLUDE)
                  1315 to 1326 (BOTH INCLUDE)
                  1387 to 1398 (BOTH INCLUDE)
                  1459 to 1470 (BOTH INCLUDE)
                  1531 to 1542 (BOTH INCLUDE)
                  1603 to 1614 (BOTH INCLUDE)
                  1675 to 1686 (BOTH INCLUDE)
                  1745 to 1767 (BOTH INCLUDE)
                  1817 to 1839 (BOTH INCLUDE)
                  1889 to 1911 (BOTH INCLUDE)
                  1961 to 1983 (BOTH INCLUDE)
                  2033 to 2055 (BOTH INCLUDE)
                  2105 to 2127 (BOTH INCLUDE)
                  2173 to 2199 (BOTH INCLUDE)
                  2245 to 2271 (BOTH INCLUDE)
                  2317 to 2343 (BOTH INCLUDE)
                  2389 to 2415 (BOTH INCLUDE)
                  2461 to 2484 (BOTH INCLUDE)
                  2533 to 2556 (BOTH INCLUDE)
                  2605 to 2628 (BOTH INCLUDE)
                  2677 to 2700 (BOTH INCLUDE)
                  2749 to 2772 (BOTH INCLUDE)
                  2821 to 2844 (BOTH INCLUDE)
                  2893 to 2916 (BOTH INCLUDE)
                  2965 to 2988 (BOTH INCLUDE)
                  3037 to 3060 (BOTH INCLUDE)
                  3109 to 3132 (BOTH INCLUDE)
                  3181 to 3204 (BOTH INCLUDE)
                  3253 to 3276 (BOTH INCLUDE)
                  3325 to 3348 (BOTH INCLUDE)
                  3397 to 3420 (BOTH INCLUDE)

EXHIBIT 10.7

                       LINE OF CREDIT NOTE

$500,000                                              May 7, 1998

     FOR VALUE RECEIVED, the undersigned, Titan Energy Corp., Inc., a Colorado corporation (hereinafter referred to as the "Borrower"), hereby promises to pay to Benchmark Equity Group, Inc., its successors and assigns (the "Lender") at 700 Gemini, Houston, Texas 77058, or at such other place as the holder hereof may from time to time designate in writing, the principal sum of up to Five Hundred Thousand Dollars ($500,000) on the Termination Date, as defined in a certain loan agreement of even date herewith between the Borrower and the Lender (as the same may be from time to time amended or supplemented, the "Loan Agreement"), together with interest from and after the date hereof at the rate of twelve percent (12%) per annum computed on the unpaid principal balance beginning July 1, 1998. By acceptance of this Line of Credit Note (the "Note"), the Lender represents, warrants, covenants and agrees that he, she or it will abide by and be bound by its terms and the terms of the Loan Agreement which are incorporated herein by reference.

     1. Committed Amount. This Note has been issued pursuant to the Loan Agreement and the Borrower may borrow such principal amount hereunder up to the Committed Amount (as defined in the Loan Agreement), subject to the provisions of the Loan Agreement, and the Borrower shall be liable for payment to the Lender only for such principal amount of the Committed Amount as may be outstanding, together with interest as aforesaid on such outstanding principal amount from the date of advance thereof.

     2. Security. Repayment of amounts outstanding and/or owing hereunder is collateralized by the grant of a security agreement in all of the assets of the Company pursuant to a certain Security Agreement dated May 7, 1998 (the "Security Agreement"), and pledges of 200,000 shares of Common Stock issued by the Borrower, pursuant to certain Pledge Agreements (the "Pledge Agreements") dated May 7, 1998.

          3.   Notices.

     (a) Notices to the Lender. Any notice required by the provisions of this Note to be given to the Lender (or a subsequent Holder) shall be in writing and may be delivered by personal service, facsimile transmission or by registered or certified mail, return receipt requested, with postage thereon fully prepaid or overnight delivery courier. All such communications shall be addressed to the Lender or Holder of record at its address appearing on the books of the Borrower. Service of any such communication made only by mail shall be deemed complete on the date of actual delivery as shown by the addressee's registry or certification receipt or at the expiration of the third (3rd) business day after the date of mailing, whichever is earlier in time.

     (b) Notices to the Borrower. Whenever any provision of this Note requires a notice to be given or a request to be made to the Borrower by the Lender (or a subsequent Holder), then and in each such case, any such notice or request shall be in writing and shall be sent by registered or certified mail, return receipt requested with postage thereon fully prepaid to the Borrower at its principal place of business. No notice given or request made hereunder shall be valid unless signed by the Lender (or subsequent Holder) giving such notice or request.

     4.   Events of Default.

     (a) Upon the occurrence of an Event of Default (as defined in the Loan Agreement), this Note shall be considered to be in default and the entire unpaid principal sum hereof, together with accrued interest, shall at the option of the holder hereof become immediately due and payable in full. Upon the occurrence of an Event of Default and the placement of this Note in the hands of an attorney for collection, the Borrower agrees to pay reasonable collection costs and expenses, including reasonable attorneys' fees and interest from the date of the default at the maximum rate permitted by law computed on the unpaid principal balance.

     (b)  The Lender may waive any Event of Default hereunder.
Such waiver shall be evidenced by written notice or other document specifying the Event or Events of Default being waived and shall be binding on all existing or subsequent Lenders under this Note.

     5. Construction: Governing Law. The validity and construction of this Note and all matters pertaining hereto are to be determined in accordance with the laws of the State of Texas without regard to the conflicts of law principles thereof.

     IN WITNESS WHEREOF, Borrower, by its appropriate officers thereunto duly authorized, has executed this Note and affixed its corporate seal as of this 7th day of May, 1998.


                      ATTEST:                       TITAN ENERGY CORP., INC.

                      By: /s/                       By: /s/ M.O. Rife III
                      Secretary                     Its: President

EXHIBIT 10.8

                           MARK NEUHAUS
            9507 Heather Road, Beverly Hills, CA 90210
        Telephone (310) 288-1766  Facsimile (310) 271-2899



                         LETTER OF INTENT


June 15, 1998.


Via Facsimile
(817) 732-8762


TITAN ENERGY CORP., INC.
Mark Zouvas, Chief Financial Officer
5020 Collinwood Avenue,
Suite 201
Fort Worth, TX 76107



Dear Joe Bill:

     Please be advised that I agree to take One Hundred Percent
(100%) of the Corsicana Field Oil Retrieval Process Partnership under the following terms and conditions:

               (1) I, or a corporate nominee, will provide the sum of Two Million Dollars ($2,000,000) from a credit facility by borrowing said sum.

               (2) We shall form a Limited Partnership with me being the Limited Partner.

               (3) The Two Million Dollar ($2,000,000) investment shall have a preferred rate of return of Twelve Percent (12%).

               (4) Payback shall include return of principal investment plus an annualized preferred rate of return on outstanding principal.

               (5) Until payback, the Limited Partner shall be allocated Seventy Five Percent (75%) of the net cash. See Exhibit
          "A" attached hereto and incorporated herein.

               (6) After payback the Limited Partner shall receive Thirty Five Percent (35%) of the net cash allocation.

               (7) Upon receipt of Forty Three Million Eight Hundred and Forty Six Thousand Six Hundred Forty Dollars
          ($43,846,640) the Limited Partner shall cease participation in the net cash of the project.

               (8) During the time the Limited Partner receives any net cash allocation, all related Tax Credits and associated benefits will inure to the Limited Partner.

               (9) The General Partner shall subordinate to the Limited Partner its title position in the Corsicana Oil & Gas
          Leases until payback.  At time of payback the Limited
          Partner's senior position will terminate.

               (10) The General Partner shall provide to the Limited Partner approximately Four Million (4,000,000) Shares of its
          Common Stock which the Limited Partner shall pledge to its European Bank as collateral against its Two Million
          Dollar ($2,000,000) Loan.

               (11) Upon the Limited Partner receiving Three Million Dollars ($3,000,000) in cash flow the hypothecated shares of the General Partner shall be returned forthwith.

               (12) This transaction is anticipated to close on or before June 30, 1998. Closing subject to full due diligence satisfactory to the Limited Partner.

               (13) All parties to this agreement agree to keep this agreement in its entirety confidential.

     The parties hereby agree that this Letter of Intent represents only their agreement concerning the general terms under which they intend to consummate the transaction contemplated herein. Recognizing, however, that due diligence has yet to be performed and that many details of the proposed transaction have yet to be negotiated, the parties acknowledge and agree that this Letter of Intent does not represent a binding obligation on the part of either party to consummate the proposed transaction. Nevertheless, the parties agree that they will work together in good faith to arrive at a mutually acceptable agreement with a view toward closing the proposed transaction on or before June 30, 1998, and they intend that the terms of any final agreement between them will reflect the general structure of the transaction as described herein. The parties further agree that if they are unable to negotiate a mutually acceptable agreement, despite their good faith efforts to do so, neither party will bear any obligation to the other, and that each party shall be responsible for any expenses it may have incurred incident to the conduct of due diligence or to the further negotiations contemplated herein.

     The persons whose signatures appear below hereby warrant that they are duly vested with the authority to execute this Letter of Intent on behalf of the parties they purport to represent, and that they possess the authority to negotiate an agreement regarding the transaction contemplated herein and to execute a binding agreement on behalf of such parties to consummate the same.

Dated:  June 15, 1998.

MARK NEUHAUS


By:

AGREED, ACCEPTED AND ACKNOWLEDGED

TITAN ENERGY CORP., INC.


By:
          MARK ZOUVAS
      Chief Financial Officer

EXHIBIT 16.1


June 8, 1998


The Board of Directors
Titan Energy Corp., Inc
5020 Collinwood Ave., Suite 201
Ft Worth, Texas 761 U7
Re:  Resignation of Certifying Accountant
Dear Sirs:
Pursuant to a letter dated August 22, 1997, Titan Energy Corp.,
("TEC,I") informed Warren Soloski that they would no longer engage Terrence J. Dunne as the independent auditors to audit the Registrants financial statements. The Board of Directors unanimously approved the engagement of Merdinger, Fruchter, Rosen
& Corso as the Registrant's independent auditors.

No disagreements between TEC,I and myself regarding any matter of accounting principals or practice, financial statement disclosure, or auditing scope or procedure occurred in connection with the audit of the financial statements for either of the past two years ending September 30, 1995 and 1996 nor during the interim period from October 1, 1996 to August 16, 1997, nor did my report on the financial statements for either of the past two fiscal years contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainly, audit scope or accounting principles.

My report on the financial statements for TEC,I for the years ending September 30, 1995 and 1996 was unqualified.

Very Truly Yours,


/s/ Terrence J. Dunne
Terrence J. Dunne, CPA

EXHIBIT 21.1

                              FILED
         In the Office of the Secretary of State of Texas
                          March 17, 1995
                       CORPORATIONS SECTION

                   ARTICLES OF INCORPORATION

                               OF

                        OIL SEEPS, INC.



     We, the undersigned natural persons of the age of eighteen or more, at least two of whom are citizens of the State of Texas, acting as incorporators of a corporation under the Texas Business
Corporation Act, do hereby adopt the following Articles of Incorporation for such corporation:

                           ARTICLE ONE

     The name of the corporation is OIL SEEPS, INC.

                           ARTICLE TWO

     The period of its duration is perpetual.

                          ARTICLE THREE

     The  purposes for  which the  corporation is organized are:
Independent Oil and Gas Producer and Mining, in Australia, the United States, and other countries, and any and all other activities whether or not related to the petroleum or mining industries, and to the full extent not expressly prohibited by the Laws of the State of Texas.

                           ARTICLE FOUR

     The aggregate number of shares which the corporation shall have authority to issue is 100,000 of the par value of $l.00 each.

                           ARTICLE FIVE

     The corporation will not commence business until it has received for the issuance of its shares consideration of the value of $1,000,000.

                           ARTICLE SIX

     The post office address of its initial registered office is P.O. Box 1629, Cisco, Texas 76437 and the name of its initial registered agent at such address is Robert Kamon.


                          ARTICLE SEVEN

     The maximum number of directors is three. The number of directors constituting the initial board of directors is three, and the names and addresses of the persons who are to serve as directors until the first annual meeting of the shareholders or until their successors are elected and qualified:
         Robert Kamon, P.O. Box 1629, Cisco, Texas 76437

      Scott Hailey, P.O. Box 409, Wesson, Mississippi 39191

          Kaye Kamon, P.O. Box 1629, Cisco, Texas 76437


                          ARTICLE EIGHT

The names and addresses of the incorporators are:

         Robert Kamon, P.O. Box 1629, Cisco, Texas 76437

           Ivan Webb, P.O. Box 1629, Cisco, Texas 76437


     IN WITNESS WHEREOF, we have hereunto set our hands, this 17th day of March, 1995.

                                               /S/
                                         Robert Kamon

                                               /S/
                                           Ivan Webb

STATE OF TEXAS
COUNTY OF EASTLAND

This Instrument was acknowledged before me on March 17, 1995 by Robert Kaman and Ivan Webb.

[NOTARY SEAL]
                                        JOETTA SCHUMAN
                                         Notary Public

EXHIBIT 99.1

                  ASSIGNMENT AND BILL OF SALE


STATE OF TEXAS          }
                        }    KNOW ALL MEN BY THESE PRESENTS:
COUNTY OF NAVARRO       }


     THAT RIFE OIL PROPERTIES, INC., whose address is 5020 Collinwood Ave., Suite 201, Fort Worth, Texas 76107, hereinafter referred to as "Assignor", for and in consideration of the sum of ten and NO/100 Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and for SELL, TRANSFER, ASSIGN, CONVEY and DELIVER unto TITAN ENERGY CORP., INC., 5020 Collinwood Ave., Suite 201, Fort Worth, Texas 76107, its successors and assigns hereinafter referred to as "Assignee" , all of Assignor's right, title and interest, including but not limited to One Hundred Percent (100%) working interest, bearing net revenue interests varying between 72-90%, in and to all oil and gas leasehold properties, more particularly described in Exhibit "A" attached hereto and incorporated herein for all purposes; together with all personal property, leasehold and/or well equipment used and/or obtained in connection therewith including but not limited to all agreements covering the purchase or sale of production, operating agreements, other contracts, all material, equipment and/or pipe and fittings used in connection with that certain oil transfer/gathering system.

     And for the same considerations, the undersigned Assignor for itself and its successors, states that the undersigned Assignor is the current lawful owner and holder of the above-described oil and gas leasehold interest and that Assignor has good right and authority to sell same, and Assignor will warrant and defend the same against the lawful claims and demands of all persons claiming by, through and under it whomsoever.

     IN WITNESS HEREOF, the undersigned owner and Assignor has signed this instrument, effective for all purposes as of June 11, 1997.

                                       ASSIGNOR:
                                 RIFE OIL PROPERTIES, INC.

                                 By:

                                      M. O. Rife, III, President

STATE OF TEXAS
COUNTY OF NAVARRO

         This instrument was acknowledged before me on the __ day of 1997, by M. 0. Rife, III, President.

My Commission Expires:

          ATTACHED TO AND MADE A PART OF THAT CERTAIN
         CONVEYANCE AND ASSIGNMENT DATED JUNE 11, 1997
                 EFFECTIVE JULY 1, 1997 BETWEEN
                   RIFE OIL PROPERTIES, INC.
                              AND
                    TITAN ENERGY CORP., INC.



         Barnsdall Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from Rufus Hardy, et al., as lessors, to W. H. Staley, as lessee, dated September 20, 1898, recorded in Volume 98, page 266, Deed Records of Navarro County, Texas, covering
114.33 acres, more or less, in the Rachel Leach Survey, Navarro
County, Texas.

         Barry Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from Bryan T. Barry, et al., as lessors, to Corsicana Petroleum company, as lessee, dated October 5, 1901, recorded in Volume 108, page 463, Deed Records of Navarro County,
Texas, covering 104 acres, more or less, in the Wm. J. Cairnes
Survey, Navarro County, Texas.

         Benton Leases - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

a) Mineral Reservation in Deed from Corsicana Petroleum Company to J.W. Denton, dated February 5, 1906, recorded in Volume 142, page 44, Deed Records of Navarro County, Texas, covering 144.54 acres of land in the W.R. Bowen and R. Heaton Survey, Navarro County, Texas;

b) Mineral reservation in Dead from Corsicana Petroleum Company to J.W. Denton, dated February 5, 1906, recorded in Volume 142, page 49, Deed Records of Navarro County, Texas, covering 48.27 acres of land in the W. R. Bowen and R. Heaton Surveys, Navarro County, Texas.

         Blackburn Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from James M. Blackburn, as lessor, to Trustees of Magnolia Petroleum Company, as lessee, dated May 29, 1918, recorded in Volume 207, page 248, Deed Records of Navarro county, Texas, covering 125-78 acres, more or less, being all of the
175.78 acres of land, more or less, described in said Lease, less and except a 50-acre tract of land described in release from Magnolia Petroleum Company, dated December 22, 1926, recorded in Volume 318, page 55, Deed Records of Navarro County, Texas; from the surface thereof down to a depth of 1,500 feet.

         Bounds Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from Rex T. Bounds, et ux., as lessee, to R. H. Moore, Sr., et al., as lessor, dated May 20, 1958, recorded in Volume 647, page 572, Deed Records of Navarro County, Texas, covering 50 acres, more or less, in the M. J. Tidwell Survey, from the surface thereof down to a depth of 2,000 feet.


     Breithaupt Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from Glenna R. Breithaupt, individually, and as Administrator for the Estate of C. A. Breithaupt, as lessors, to Rife Oil Properties, Inc., as lessee, dated May 22, 1995, recorded in Volume 131.2, page 129, Deed Records of Navarro County, Texas, covering 139.34 acres, more or less, in the Wm. J. Cairnes Survey, Navarro County, Texas.


         Central Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from Magnolia Petroleum Company, as lessor, to Coffield & Guthrie, Inc., as Lessee, dated June 26, 1933, recorded in Volume 357, Page 144, Deed Records of Navarro County,
Texas, covering 322.7 acres in the Wm. J. Cairnes Survey, Navarro
County, Texas.

         Dreeben Leases - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

A)       Lease from Jacob Dreeban, Et Ux., as Lessors, to G. C.
Kent, as Lessee, dated March 10, 1927, recorded in Volume 322,
Page 266, Deed Records of Navarro County, Texas.

B) Lease Morris L. Dreeben, Et Al., as Lessors, to Coffield Guthrie Inc., as Lessee, dated December 31, 1953, recorded in Volume 561, Page 351, Dead Records of Navarro County, Texas covering 27-1/2 acres, more or less, in the S. F. McCandless Survey, Navarro County, Texas, from the surface thereof down to a depth of 1,700 feet.

         Eckleman Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from John Eckleman, Et Ux., as Lessors, to J.E. Whiteselle, as Lessee, dated August 18, 1899, recorded in Volume 102, Page 507, Deed Records of Navarro County, Texas, covering 32 acres, more or less, in the R. Leach Survey, Navarro County, Texas.

         Ellis "A" Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING!

         Lease from Georgia L. Ellis, Et Al., as Lessors, to Elm Hill Oil Company, as Lessee dated April 5, 1919, recorded in Volume 214, Page 433, Deed Records of Navarro County, Texas, covering 50 acres of land, more or less, in the W. R. Rowen Survey, Navarro County, Texas.

         Ellis "B" Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

A)       Lease from Georgia L. Wright, Et Al., as Lessors, to
Coffield & Guthrie, Inc., as Lessees, dated December 18, 1952, recorded in Volume 507, Page 296, Deed Records of Navarro County,
Texas, and

B)       Lease from Sallie E. Spence, Et Al., as Lessors, to
Elbert Williams, as Lessee, dated January 6, 1953, recorded in
Volume 547, Page 299, Deed Records of Navarro County, Texas,

         Said last two leases above cover 45.96 acres of land, more or less out of the W. R. Bowen Survey, Navarro County, Texas.

         Fleming "A" Lease - A 100% OF THE WORKING INTEREST IN
THE FOLLOWING:

         Lease from R. D. Fleming, as Lessor, to W. R. Deskin, as
Lessee, dated October 20, 1952, recorded in Volume 543, Page 123,
Deed Records of Navarro County, Texas, covering 116.4 acres in the James Smith Survey, Navarro County, Texas.

         Garvin Leases - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

a)       Lease from J. L. Garvin, as lessor, to Corsicana
Petroleum Company, as lessee, dated January 3, 1913, recorded in Volume 178, page 224, Deed Records of Navarro County, Texas;

b) Lease from J. L. Garvin, as lessor, to W. H. Staley, as lessee, dated September 7, 1898, recorded in volume 98, page 132, Deed Records of Navarro County, Texas; and

C)       Lease from J. L. Garvin, as lessor, to Trustees of
Magnolia Petroleum Company, as lessee, dated March 22, 1918, recorded in Volume 207, page 199, Deed Records of Navarro County,
Texas,

         Insofar as said last three above leases cover 104 acres of land as set out in Ratification to Coffield & Guthrie, Inc., from H. R. Stroube, Jr., dated January 30, 1953, recorded in Volume 547, page 275, Deed Records of Navarro County, Texas.

         J.   A. Garvin Lease - A 100% OF THE WORKING INTEREST IN
THE FOLLOWING:

         Leases from the Thomas Children-William B. Thomas, IV; Jeff Thomas; James B. Thomas: Mike Thomas and Carolyn L. Wikoff, as lessors, to Rife Oil Properties, Inc., as lessee, dated June 15, 1995, recorded in Volume 1319, page 526, Deed Records of Navarro County, Texas, covering 57 acres, more or less, in the Wm. J. Cairnes Survey, Navarro County, Texas.

         Gibson Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Mineral Reservation in Deed from Corsicana Petroleum Company to John S. Gibson, dated August 26, 1905, recorded in Volume 134, page 55, Deed Records of Navarro County, Texas, covering 337 acres of land, more or less, in the W. R. Bowen Survey, Navarro County, Texas, from the surface thereof down to the bottom of the Austin Chalk Formation.

         Gillette-Hill Leases - A 100% OF THE WORKING INTEREST IN
THE FOLLOWING:

a) Lease from James Hamilton Hill, II, Executor of the Estate of Gillett Hill, deceased, as lessor, to Crown Central Petroleum Corporation, as lessee, dated October 1, 1979, recorded in Volume 924, page 647, Deed Records of Navarro County, Texas.

b)       Lease from Doris P. Scumacher, as lessor, to Crown
Central Petroleum Corporation, as lessee, dated October 2, 1979, recorded in volume 924, page 649, Dead Records of Navarro County,
Texas.

         Insofar as the last three leases cover 100 acres, more or less, of the W. J. Cairnes 1/3 League Survey, Navarro County,
Texas.

          Hardy-Halbert Lease - A 100% OF THE WORKING INTEREST IN
THE FOLLOWING:

         Lease from Rufus Hardy, et al., as lessors, to Corsicana Petroleum company, as lessee, dated November 18, 1915, recorded in Volume 195, page 205, Deed Records of Navarro County, Texas, insofar as said lease covers 20 acres, more or less, in the S. F. McCandless Survey, Navarro County, Texas, as described in Assignment recorded in Volume 358, page 233, Deed Records of Navarro County, Texas.

         Kerr Leases - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

a)       lease from S. A. Kerr, as lessor, to Corsicana Petroleum
Company, as lessee, dated June 13, 1907, recorded in volume 148, page 465,Deed Records of Navarro County, Texas;

b)       Lease from Mrs. S. A. Kerr, as lessor, to Corsicana
Petroleum company, as lessee, dated August 1, 1909, recorded in Volume 157, page 308, Deed Records of Navarro county, Texas.

         King "A" Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from Beulah King, et al., as lessors, to W. S. Guthrie, as lessee, dated January 1, 1953, recorded in Volume 546, page 232, Deed Records of Navarro County, Texas, covering
177.6 acres, more or less, in the Wm. J. Cairnes Survey, Navarro County, Texas, from the surface thereof down to a depth of 2,000 feet.

         King "B" Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from Robert King, et al., as lessors, to W. S. Guthrie, as lessee, dated January 1, 1.953, recorded in volume 548, page 51, Deed Records of Navarro County, Texas, covering 10 acres, more or less, in the Wm. J. Cairnes Survey, Navarro County, Texas.

         Lotspeich Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from A. L. Lotspeich, as lessor, to Dave Kelton, as lessee, dated January 28, 1955, recorded in Volume 578, page 197, Deed Records of Navarro County, Texas, insofar as said lease covers the hereinafter described land from the surface down to a depth of 1,000 feet and an undivided 3/8 of the working interest in said lease insofar as it covers said land from 1,000 feet below the surface to a depth of 2,500 feet, described as Lots 1,2,3,4,5,6,7,8,9 and 10 containing 20 acres each as shown by plat attached to the Assignment from MarTex Oil and Gas Co., et al., to Richard H. Moore, Sr., et al., dated June 26, 1957, recorded in Volume 632, page 209, Deed Records of Navarro County, Texas, and being all of the land covered by the above described lease, less and except the 138.42 acres referred to as the Lotspeich "NDC" lease next described as item 27.

         Lotspeich NOC Lease - A 100% OF THE WORKING INTEREST IN
THE FOLLOWING:

         Lease from A. L. Lotspeich, as lessor, to Dave Kelton, as lessee, dated January 28, 1955, recorded in Volume 578, Page 197, Deed Records or Navarro county, Texas, insofar as lease covers two tracts. Said first tract containing 138.42 acres more or less in the M. J. Tidwell Survey from the surface to a depth of 1,000 feet, said second tract containing 20 acres, more or less, in the M. J. Tidwell survey, being Tracts 5 and 9 from & depth of 1,000 feet below the surface to a depth of 2,500 feet.

         McKinney Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from Mrs. Bertha McKinney, et vir., as lessors, to Coffield & Guthrie, Inc., as lessee, dated January 1, 1952, recorded in Volume 531, page 541, Deed Records of Navarro County, Texas, covering 350.4 acres, more or less, in the W. R. Uowen and the John O'Donnell Surveys, Navarro County, Texas.

         Mills and Garrity Lease - A 100% OF THE WORKING INTEREST
IN THE FOLLOWING:

         Lease from C. C. Roberts, et ux., as lessors, to Coffield a Guthrie, Inc., as lessees, dated July 28, 1945, recorded in Volume 435, page 3, Deed Records of Navarro County,
Texas, covering 448 acres, more or less, in the Jehu Peoples
Survey, Navarro County, Texas, from the surface thereof down to a depth of 1,500 feet-

         North Hirus Lease - A 100% OF THE WORKING INTEREST IN
THE FOLLOWING:

         Lease from Charles Mirus, as lessor, to Rufus Hardy, as lessee, dated September 2, 1898, recorded in Volume 92, page 425, Deed Records of Navarro County, Texas, covering 61 acres, more or less, in the R. Leach Survey, Navarro County, Texas, less and except, however, the mineral rights below a depth of 1,300 feet under a 40-acre tract of land as described in a release from Coffield & Guthrie, Inc. to Mrs. Julia Mirus, dated March 30, 1945, recorded in Volume 414, page 622, Deed Records of Navarro County, Texas.

         Munsey Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from B. B. Munney, et al., as lessors, to S. H. Tnynon, as lessee, dated May 1, 1916, recorded in Volume 200, page 682, Deed Records of Navarro County, Texas, covering 99 acres, more or less, in the M. J. Tidwell Survey, Navarro County, Texas.

         Stout Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from J. F. Stout, as Lessor, to P. M. Lea, Et Al., as Lessees, dated February 12, 1900, recorded in Volume 103, page 400, Deed Records of Navarro County, Texas covering 100 acres, more or less, in the S. F. McCandless Survey, Navarro County, Texas.


         Strode Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from John Strode, Et Al., as Lessors, to American Well & Prospecting Company, as Lessee, dated March 5, 1898, recorded in Volume 98, page 44, Deed Records of Navarro County, Texas, covering 15.5 acres, more or less, in the Jehu Peoples Survey, Navarro County, Texas, from the surface thereof down to a depth of 1,200 feet.

         Thompson Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from M. J. Thompson, Et Ux., as Lessors, to T. J. Carnedy, as Lessee, dated December 19, 1898, recorded in Volume 92, page 438, Deed Records of Navarro County, Texas, covering 46 acres, more or less, in the R. Leach Survey, Navarro County, Texas.

         Waterworks Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from J. S. Cullinan, as lessor, to J. S. McKee, as Lessee, dated May 1, 1899, recorded in Volume 103, page 22, Deed Records of Navarro County, Texas, covering 688.67 acres of land, more or less, in the Jehu Peoples Survey, in Navarro County, Texas; subject to a Release of Surface from Crown Central Petroleum Corporation to Rena Fleming Foundation for Boys, dated March 8, 1982, recorded in volume 979, Page 5, Deed Records of Navarro County, Texas.


         West Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from C. S. West, as Lessor, to Corsicana Oil Development Company, as Lessee, dated August 24, 1896, recorded in Volume 82, page 7, Deed Records of Navarro County, Texas, covering 8 acres, more or less, in the Jehu Peoples Survey, Navarro County, Texas, from the surface thereof down to a depth of 1,200 feet.

         Worthy Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Lease from J. W. Moore, Et Ux., as Lessors, to C. L. Witherspoon, as Lessee, dated July 18, 1912, recorded in Volume 176, page 523, Deed Records of Navarro County, Texas, covering 67-2/3 acres, more or less, in the W. J. Cairnes and the W. R. Bowen Surveys, Navarro County, Texas.

         Wright-Milliqan Lease - A 100% OF THE WORKING INTEREST
IN THE FOLLOWING:

         Lease from John J. W. Wright, Et Al., as Lessors, to Trustee or Magnolia Petroleum Company, as Lessee, dated July 30, 1917, recorded in Volume 202, page 138, Deed Records of Navarro County, Texas, covering 109.42 acres, more or less, in the W. R. Bowen Survey, Navarro County, Texas, from the surface thereof down to a depth of 1,500 feet.

         Wright "A" Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

         Mineral Reservation in Deed from Corsicana Petroleum Company to W. C. Clements, Jr. dated October 6, 1905, recorded in volume 139, page 451, Deed Records of Navarro County, Texas, covering 39 acres of land, more or less, in the W. R. Bowen Survey, Navarro County, Texas.


         Wright "B" Lease - A 100% OF THE WORKING INTEREST IN THE
FOLLOWING:

a)       Lease from J. M. Wright, et al., as lessors, to T. C.
Stribling, as lessee, dated December 12, 1899, recorded in volume
160, page 34, Deed Records of Navarro County, Texas;

b)       Lease from Mrs. M. A. Wright, et al., as lessors, to W.
H. Staley, as lessee, dated January 6, 1910, recorded in Volume
160, page 34, Deed Records of Navarro County, Texas;

         Insofar as said last two leases above cover 52 acres of land in the W. J. Cairnes Survey, Navarro County, Texas.

EXHIBIT 99.2

                     ASSIGNMENT OF OIL AND GAS LEASES


STATE:    TEXAS

COUNTY:   POLK

ASSIGNOR: TECHSTAR EXPLORATION L.L.C.

ASSIGNOR'S ADDRESS: P.O. BOX 419, TYLER, TX 75710-0419

ASSIGNEE: TITAN ENERGY CORP., INC.

ASSIGNEE'S ADDRESS: 5020 COLLINWOOD AVE.,#201, FORT WORTH, TX
                    76107

DATE EXECUTED:      APRIL 30, 1998

EFFECTIVE DATE:     APRIL 30, 1998


     For adequate consideration, Assignor assigns and conveys to Assignee all of Assignor's right, title and interest in those Oil and Gas Leases (the "Leases") covering lands located in the County and State named above, which Leases are described in Exhibit "A" to this Assignment. That Exhibit is incorporated into this Assignment for all purposes and reference is made to the Leases, as recorded, for a complete description of the lands they cover.

     Assignor reserves to itself, its heirs and assigns, an overriding royalty interest on all oil, gas and associated hydrocarbons produced and saved from the lands and leases described in Exhibit A equal to 3.125% of 8/8ths. In the event the interest covered by said lease is less than the entire and undivided fee simple estate, the overriding royalty interest herein reserved shall be paid only in the proportion which the interest covered by said lease bears to the whole and undivided fee simple estate. The overriding royalty interest herein reserved shall be delivered free of cost into the tank or pipeline (for oil) and into the pipeline (for gas), with the exception of Lessor's prorata share of all applicable taxes on such royalty production.

     The hereinabove reserved overriding royalty interest is in addition to Assignee s option to a receive a 6.25% (1/16th) working interest after payout, on a well-by-well basis, pursuant to Letter Agreement dated August 11, 1997, between Power Exploration Company, Inc. and Titan Energy Corp., Inc., Assignee herein, and this Assignment is further subject to the terms and conditions in said Letter Agreement.


                              TECHSTAR EXPLORATION L.L.C.


                              By:  /s/ Guy Pyron
                                   GUY PYRON, VICE-PRESIDENT


                              ACKNOWLEDGMENT

STATE OF TEXAS
COUNTY OF SMITH

     This instrument was acknowledged before me on this
day of    , 1998, by Guy Pyron, Vice-President of Techstar
Exploration L.L.C., a Texas limited liability company, on behalf of said company.

                                          [NOTARY SEAL]

                                   Notary Public, State of Texas

                          EXHIBIT "A"

Attached to and made a part of Assignment of Oil and Gas Leases dated April 30, 1998, from Techstar Exploration L.L.C., as
Assignor, to Titan Energy, Inc., as Assignee.


(1) Oil and Gas Lease dated August 29, 1997, from Betty A. Amolsch, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 158.369 acres in the P. M. MAXWELL SURVEY, A-432, recorded in Volume 1078, page 251, Official Public Records of Polk County, Texas.

(2) Oil and Gas Lease dated August 24, 1997, from John R. Bond, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 158.369 acres in the P. M. MAXWELL SURVEY, A-432, recorded in Volume 1072, page 418, Official Public Records of Polk County, Texas.

(3) Oil and Gas Lease dated August 24, 1997, from Richard D. Bond, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 158.369 acres in the P. M. MAXWELL SURVEY, A-432, recorded in Volume 1072, page 427, Official Public Records of Polk County, Texas.

(4) Oil and Gas Lease dated August 20, 1997, from Lawrence N. Brouse, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 158.369 acres in the P. M. MAXWELL SURVEY, A-432, recorded in Volume 1072, page 410, Official Public Records of Polk County, Texas.

(5) Correction Oil and Gas Lease dated July 25, 1997, from Joseph Jefferson Burris, Jr., as Lessor, to Power Exploration Company, Inc., as Lessee, covering 1,226.62 acres in the ESTHER CLARK SURVEY, A-160, C. DEVORE SURVEY, A-207, C. HOLSHOUSEN SURVEY, A-294, J. W. ABBEY SURVEY, A-87, and JOHN BURGESS SURVEY, A-7, recorded in Volume _____, page _____, Official Public Records of Polk County, Texas.

(6) Oil and Gas Lease dated August 29, 1997, from Barbara M. Chambers, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 158.369 acres in the P. M. MAXWELL SURVEY, A-432, recorded in Volume 1072, page 430, Official Public Records of Polk County, Texas.

(7) Oil and Gas Lease dated October 21, 1997, from Beamon Davis, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 22.0 acres in the C. DEVORE SURVEY, A-207, recorded in Volume 1078, page 263, Official Public Records of Polk County, Texas.

(8) Oil and Gas Lease dated December 10, 1997, from Martha Kay Feagin, as Lessor, to Techstar Exploration L.L.C., as Lessee, covering 599.414 acres in the JOHN LINDSEY SURVEY, A-46 AND DANIEL WILBURN SURVEY, A-80, recorded in Volume 1091, page 788, Official Public Records of Polk County, Texas.

(9) Oil and Gas Lease dated October 28, 1997, from Barbara Ferrell, as Lessor, to Techstar Exploration L.L.C., as Lessee, covering 128.999 acres in the J. BURGESS SURVEY, A-7, recorded in Volume 1091, page 284, Official Public Records of Polk County, Texas.

(10) Oil and Gas Lease dated August 24, 1997, from Linda M. Fondacaro, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 158.369 acres in the P. M. MAXWELL SURVEY, A-432, recorded in Volume 1072, page 424, Official Public Records of Polk County, Texas.

(11) Oil and Gas Lease dated December 18, 1997, from Marie
     Harris, as Lessor, to Techstar Exploration L.L.C., as
     Lessee, covering 5.21511 acres in the JERRY FRANKLIN SURVEY,
     A-648, recorded in Volume 1091, page 284, Official Public
     Records of Polk County, Texas.

(12) Oil and Gas Lease dated August 21, 1997, from Gerald Haynes, Agent and Attorney-in-Fact for Rosa Haynes, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 40.0 acres in the J. BURGESS SURVEY, A-7, recorded in Volume 1072, page 439, Official Public Records of Polk County, Texas.

(13) Oil and Gas Lease dated August 4, 1997, from Mark Douglas Hinnenkamp, Independent Executor of the Estate of Mary Alma Hinnenkamp, Deceased, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 1,092.0 acres in the ESTHER CLARK SURVEY, A-160, C. DEVORE SURVEY, A-207, C. HOLSHOUSEN SURVEY, A-294, J. W. ABBEY SURVEY, A-87 and JOHN BURGESS SURVEY, A-7, recorded in Volume 1073, page 103, Official Public Records of Polk County, Texas.

(14) Oil and Gas Lease dated October 22, 1997, from Frank E. Hood, as Lessor, to Techstar Exploration L.L.C., as Lessee, covering 128.999 acres in the J. BURGESS SURVEY, A-7, recorded in Volume 1078, page 720, Official Public Records of Polk County, Texas.

(15) Oil and Gas Lease dated September 12 ,1997, from
     Emeronce McEvoy Kennedy, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 1,468.14 acres GEORGE HODGES SURVEY, A-265, CHARLES KNEASS SURVEY, A-378, and G.
     W. MILES SURVEY, A-413, recorded in Volume 1072, page 451, Official Public Records of Polk County, Texas.

(16) Oil and Gas Lease dated January 6, 1998, from E. L.
     McClendon, Jr., Trustee , as Lessor, to Techstar Exploration
     L.L.C., as Lessee, covering 5.21511 acres in the JERRY
     FRANKLIN SURVEY, A-648, recorded in Volume 1091, page 284,
     Official Public Records of Polk County, Texas.

(17) Oil and Gas Lease dated August 28, 1997, from Verne V. McGrew et ux, Martha McGrew, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 42.43 acres in the P. M. MAXWELL SURVEY, A-432, recorded in Volume 1072, page 415, Official Public Records of Polk County, Texas.

(18) Oil and Gas Lease dated August 20, 1997, from Patricia L. Morris, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 158.369 acres in the P. M. MAXWELL SURVEY, A-432, recorded in Volume 1094, page 34, Official Public Records of Polk County, Texas.

(19) Oil and Gas Lease dated August 20, 1997, from George M. Murchison, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 126.3 acres in the C. DEVORE SURVEY, A-207, recorded in Volume 1072, page 413, Official Public Records of Polk County, Texas.

(20) Oil and Gas Lease dated August 27, 1997, from Murphy Memorial Library, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 126.3 acres in the C. DEVORE SURVEY, A-207, recorded in Volume 1072, page 448, Official Public Records of Polk County, Texas.

(21) Oil and Gas Lease dated August 24, 1997, from Celia Neal, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 158.369 acres in the P. M. MAXWELL SURVEY, A-432, recorded in Volume 1072, page 401, Official Public Records of Polk County, Texas.

(22) Oil and Gas Lease dated August 26, 1997, from Frances Oliver, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 120.0 acres in the J. BURGESS SURVEY, A-7, recorded in Volume 1072, page 436, Official Public Records of Polk County, Texas.

(23) Oil and Gas Lease dated August 20, 1997, from Marjorie Page, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 158.369 acres in the P. M. MAXWELL SURVEY, A-432, recorded in Volume 1072, page 410, Official Public Records of Polk County, Texas.

(24) Oil and Gas Lease dated August 20, 1997, from Helen
     Schilp, as Lessor, to Power Exploration Company, Inc., as
     Lessee, covering 158.369 acres in the P. M. MAXWELL SURVEY,
     A-432, recorded in Volume 1072, page 407, Official Public
     Records of Polk County, Texas.

(25) Oil and Gas Lease dated August 20, 1997, from Geraldine M. Schmidt, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 158.369 acres in the P. M. MAXWELL SURVEY, A-432, recorded in Volume 1072, page 404, Official Public Records of Polk County, Texas.

(26) Oil and Gas Lease dated September 21 ,1997, from Claude Thomas et ux, Candyce Thomas, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 65.07 acres in the C. KNEASS SURVEY, A-378, recorded in Volume 1072, page 453, Official Public Records of Polk County, Texas.

(27) Oil and Gas Lease dated August 24, 1997, from Kathleen E. Voss, as Lessor, to Power Exploration Company, Inc., as Lessee, covering 158.369 acres in the P. M. MAXWELL SURVEY, A-432, recorded in Volume 1072, page 433, Official Public Records of Polk County, Texas.

(28) Oil and Gas Lease dated August 4, 1997, from Champion International Corporation, Lessor, to Power Exploration Company, Inc., Lessee, covering 455.4 acres in the ESTHER CLARK SURVEY, A-160 and the C. DEVORE SURVEY, A-207, as evidenced by Notice of Execution of Oil and Gas Lease recorded in Volume 1072, page 445, Official Public Records of Polk County, Texas.

(29) Oil and Gas Lease dated August 6, 1997, from Champion International Corporation, Lessor, to Power Exploration Company, Inc., Lessee, covering 1,024.0 acres in the G. W. MILES SURVEY, A-413, as evidenced by Correction Notice of Execution of Oil and Gas Lease and Amendment of Oil and Gas Lease recorded in Volume 1088, page 628, Official Public Records of Polk County, Texas.

(30) Oil and Gas Lease dated August 25, 1997, from Champion International Corporation, Lessor, to Power Exploration Company, Inc., Lessee, covering 391.26 acres in the JOHN JOHNSTON SURVEY, A-359, GEORGE QUALLS SURVEY, A-847, C. F. DUNNAM SURVEY, A-221, and the JOHN BURGESS SURVEY, A-7, as evidenced by Notice of Execution of Oil and Gas recorded in Volume 1078, page 260, Official Public Records of Polk County, Texas.

(31) Oil and Gas Lease dated October 2, 1997, from Champion International Corporation, Lessor, to Power Exploration Company, Inc., Lessee, covering 216.0 acres in the GEORGE FOSTER SURVEY, A-816, and ANN CRISWELL SURVEY, A-21, as evidenced by Correction Notice of Execution of Oil and Gas and Amendment of Oil and Gas Lease recorded in Volume 1088, page 630, Official Public Records of Polk County, Texas.