Form 10QSB
period 1998-06-30
TITAN ENERGY CORP INC
filed 1998-08-21
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                         _____________
                          FORM 10-QSB
                         _____________
(Mark One)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the
          SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1998

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ______________

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


                             TITAN ENERGY CORP., INC.

                        QUARTERLY REPORT ON FORM 10-QSB

                                     INDEX


     Part I.   Financial Information

                    Item 1.   Financial Statements (unaudited)

                    Consolidated Statement of Operations
                      9 months ended June 30, 1998 and 1997

                    Consolidated Statement of Operations
                      3 months ended June 30, 1998 and 1997

                    Consolidated Balance Sheet
                      June 30, 1998 and September 30, 1997

                    Consolidated Statement of Cash Flows
                      3 months and 9 months ended June 30, 1998

                    Sources & Uses of Funds Statement
                      Eighteen Month Period

                    Notes to Financial Statements

     Part II.

          Item 1.   Legal Proceedings

          Item 2.   Changes in Securities

          Item 3.   Default Upon Senior Securities

          Item 4.   Submission of Matters to a Vote of Security Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports of Form 8-K


          SIGNATURES

PART I.

Item 1.
                             TITAN ENERGY CORP., INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                          9 Months Ending     9 Months Ending
                                          June 30, 1998       June 30, 1997
REVENUE
Oil and Gas Sales                         $     36,451        $       15,572
Contract Revenue                                56,485                    -
Rig & Equipment Sales                          370,000                    -
Misc. Revenue                                   17,544                    -
                                               -------                -------
Total Revenue                                  480,480                55,572
                                               -------                -------
COST OF REVENUE
Lease Operating                           $    145,299        $           -
Production Taxes                                 1,452                   142
Depreciation, Depletion &
     Amortization                               26,336                    -
Exploration                                         -                  3,195
Cost of Equipment Sales                        261,278                    -
                                               -------                -------
Total Cost of Revenue                          434,365                 3,337
                                               -------                -------
GROSS PROFIT                                    46,115                12,235
                                               -------                -------
EXPENSES
General and Administrative                $  1,413,292        $        9,272
Interest Expense                                77,911                    -
                                               -------                -------
Total Expenses                               1,491,203                 9,272
PROFIT (LOSS) BEFORE OTHER
  INCOME AND PROVISION FOR                   ----------            ----------
  INCOME TAXES                            $ (1,445,088)       $        2,963
                                             ----------            ----------
OTHER INCOME                                         -                    67
                                             ----------            ----------
PROFIT (LOSS) BEFORE PROVISION               ----------            ----------
  FOR INCOME TAXES                        $ (1,445,088)       $        3,030
                                             ----------            ----------
PROVISION FOR INCOME TAXES                          -                     -
                                             ----------            ----------
NET PROFIT (LOSS)                        $  (1,445,088)       $        3,030
                                             ----------            ----------
PROFIT (LOSS) PER SHARE                         (0.14)                0.0004
                                             ----------            ----------
WEIGHTED AVERAGE NUMBER OF
  TOTAL NUMBER OF SHARES OUTSTANDING        11,060,925             8,551,326
                                             ----------            ----------

                             TITAN ENERGY CORP., INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                          3 Months Ending     3 Months Ending
                                          June 30, 1998       June 30, 1997
REVENUE
Oil and Gas Sales                         $     12,778        $       15,572
Contract Revenue                                11,421                    -
Rig & Equipment Sales                          120,000                    -
Misc. Revenue                                    1,002                    -
                                               -------                -------
Total Revenue                                  145,201                15,572
                                               -------                -------
COST OF REVENUE
Lease Operating                           $     44,132        $           -
Production Taxes                                   594                   142
Depreciation, Depletion &
    Amortization                                10,774                    -
Exploration                                         -                  3,195
Cost of Equipment Sales                         66,528                    -
                                               -------                -------
Total Cost of Revenue                          122,028                 3,337
                                               -------                -------
GROSS PROFIT                                    23,173                12,235
                                               -------                -------
EXPENSES
General and Administrative                $    274,968        $        3,984
Interest Expense                                 5,640                    -
                                               -------                -------
Total Expenses                                 280,608                 3,984

PROFIT (LOSS) BEFORE OTHER
  INCOME AND PROVISION FOR                    ----------            ----------
  INCOME TAXES                            $   (257,435)       $        8,251
                                              ----------            ----------
OTHER INCOME                                        -                     -
                                              ----------            ----------
PROFIT (LOSS) BEFORE
  PROVISION                                   ----------            ----------
  FOR INCOME TAXES                        $   (257,435)       $        8,251
                                              ----------            ----------
PROVISION FOR INCOME TAXES                          -                     -
                                              ----------            ----------
NET PROFIT (LOSS)                         $   (257,435)       $   (    8,251)
                                              ----------            ----------
PROFIT (LOSS) PER SHARE                         (0.03)                0.0012
                                              ----------            ----------
WEIGHTED AVERAGE NUMBER OF
  TOTAL NUMBER OF SHARES
  OUTSTANDING                                10,126,566             6,849,217
                                             -----------            ----------

                             TITAN ENERGY CORP., INC.
                            CONSOLIDATED BALANCE SHEET

                                          June 30, 1998      September 30, 1997
ASSETS

CURRENT ASSETS
Cash                                         $    73,726         $    95,444
Accounts Receivable                               66,212              35,482
Inventory                                        555,768             553,154
Prepaid Expenses                                   9,245               9,229
                                             --------------      ---------------
Total Current Assets                             704,951             693,309

OIL & GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization             5,151,716           5,050,000
Properties not subject to amortization         1,725,990           1,510,871
                                             --------------      ---------------
                                               6,877,706           6,560,871

Less: Accumulated depreciation, depletion
   and amortization                             (1,943)               (826)
                                             --------------      ---------------
Net Oil and Gas Properties                     6,875,763           6,560,045

PROPERTY AND EQUIPMENT
Property and Equipment                           277,697             247,994
Accumulated Depreciation                         (37,853)            (19,288)
                                             --------------      ---------------
Total Property and Equipment                     239,844             228,706

OTHER ASSETS                                      17,249              77,449
                                            --------------      ---------------
TOTAL ASSETS                                 $ 7,837,807         $ 7,559,509
                                            --------------      ---------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses        $   233,804         $   100,707
Customer Deposits                                 65,000             107,300
Debentures Payable                               250,000             783,000
Unamortized Discount on Debentures               (42,308)           (130,500)
Bank of Commerce                                      -                  -
Notes Payable - Related Parties                   59,158           1,310,000
                                            --------------      ---------------
Total Current Liabilities                    $   565,654         $ 2,170,507

LONG TERM LIABILITIES
Emerald Coast                                    100,000                 -
                                            --------------      ---------------
Total Liabilities                            $   665,654         $ 2,170,507


STOCKHOLDERS' EQUITY
Common Stock, $0.02 par value; 15,000,000 shares
  authorized, 11,060,925 and 7,781,553 shares
  issued and outstanding, respectively           245,872             155,631
Additional Paid-In Capital                    10,346,631           7,208,633
Accumulated Deficit                           (3,420,350)         (1,975,262)
                                            --------------      ---------------
Total Stockholders' Equity                   $ 7,172,153         $ 5,389,002
                                            --------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 7,837,807         $ 7,559,509
                                            --------------      ---------------

                    TITAN ENERGY CORP., INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                        3 Months Ending     9 Months Ending
                                        June 30, 1998       June 30, 1998

Profit (Loss) After Taxes               $  (257,435)        $ (1,445,087)
Depreciation and Amortization                     -                    -
                                         --------------      ---------------
Cash Flow from Income Statement         $  (166,761)        $ (1,020,891)
                                         --------------      ---------------

Accounts Receivable........Decr (Incr)          (14)             (41,569)
Inventory..................Decr (Incr)       42,744              (37,260)
Other Current Assets.......Decr (Incr)           -                    -
Prepaid &
  Deferred Expenses........Decr (Incr)         (497)              (3,038)
Accounts Payable...........Decr (Incr)       10,466              124,284
Income Taxes...............Decr (Incr)           -                    -
Other Current Liabilities..Decr (Incr)      (35,000)              40,000
Notes Payable-
  Related Parties..........Decr (Incr)      (68,253)          (1,210,000)
                                         --------------      ---------------
Cash Flow from
  Operating Activities                  $  (217,315)        $ (2,148,474)
                                         --------------      ---------------

Fixed Assets...............Decr (Incr)      (13,478)              (6,847)
Net Oil & Gas Properties...Decr (Incr)      (88,060)            (144,225)
Other Assets...............Decr (Incr)       28,830               25,832
                                         --------------      ---------------

Cash Flow from Investing Activities     $   (72,708)       $    (125,240)
                                         --------------      ---------------

Short Term Debt............Decr (Incr)     (231,250)            (113,558)
Long Term Debt.............Decr (Incr)      100,000                   -
Common Stock...............Decr (Incr)       19,753               51,488
Other Net Worth Changes....Decr (Incr)      375,503            2,281,495
                                         --------------      ---------------

Cash Flow from Financing Activities     $   264,006        $   2,219,425
                                         --------------      ---------------

Net Increase (Decrease) in Cash             (26,017)            (54,289)
Beginning Cash                               41,155              95,444
                                         --------------      ---------------

Ending Cash                             $    15,138        $     41,155
                                         --------------      ---------------


Titan Energy Corp., Inc.
Sources & Uses of Funds Statement
Eighteen Month Period

SOURCE OF FUNDS
Participation Financing                                $ 2,000,000
(Purchase of limited interest in Corsicana Field)
Sale of ORS Unit                                       $ 1,000,000
First Tranche - Convertible Debenture                  $ 3,000,000
Recovery of Investment in Polk County leases           $   500,000
                                                       -----------
Total Sources of Funds                                 $ 6,500,000

USES OF FUNDS
Titan Energy - Corsicana Project (see note 1)
Engineering/Technology                                 $   150,000
Production well drilling                               $   750,000
Overhead expense allocation                            $   300,000
                                                       -----------
Total Uses of Funds - Corsicana Project                $ 1,200,000

Titan Energy - Australian Project (see note 2)
Operation Manager - 18 months @$6,800 per month        $   122,400
Geological Data Acquisition                            $ 1,000,000
Australian Overhead Expenses - 18 mos. @$10,000 per mo.$   180,000
                                                       -----------
Total Uses of Funds - Australian Project               $ 1,302,400

Titan Energy - Drilling Prospects (see note 3)
Nolan Prospect                                         $   800,000
Pittman Prospect                                       $   500,000
The Red Town Prospect                                  $   450,000
Q5 Prospect                                            $   750,000
                                                       -----------
Total Use of Funds - Prospect Generation               $ 2,500,000

Titan Energy Overhead (see note 4)
Ft. Worth G&A - 18 months (based on budget)            $   475,820
Tyler G&A - 18 months (based on budget)                $   570,852
Public shareholder relations - 18 mos. @$4,000 per mo. $    72,000

Total Use of Funds - Titan Energy Overhead             $ 1,118,672
                                                       -----------
TOTAL USES OF FUNDS                                    $ 6,121,072

NET EFFECT                                             $   378,928

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1998

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Basis of Presentation:     The accompanying financial statements have been
prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Registrant Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year ended September 30, 1998. The unaudited consolidated balance sheet as of June 30, 1998 and the consolidated statements of operations and cash flows for the nine-month period ending June 30, 1998 are those of Titan Energy Corp., Inc. and its subsidiaries (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated. The statements of operations and cash flows for the nine-month period ended June 30, 1998 are those of Titan Energy Corp., Inc. only.

2.  Loss Per Share:     Loss per share is based on the weighted average number
of shares of common stock outstanding during the period, which as of 6-30-98 is 10,126,566.


NOTE 2    INVENTORY
Inventory consists of the following:

                                             June 30, 1998       March 31, 1998
             Raw Materials                   $ 432,052           $  410,832
             Work in Process                   123,716              136,838
                                               -------              -------
                                             $ 555,768           $  547,670


NOTE 3    PROPERTY AND EQUIPMENT
Inventory consists of the following:

                                             June 30, 1998       March 31, 1998
          Furniture and Office Equipment     $  47,697           $  46,389
          Machinery                            230,000             230,000
                                               -------             -------
                                               277,697             276,389
          Less Accumulated Depreciation         37,853              27,358
                                               -------             -------
                                             $ 239,844           $ 249,031

          Depreciation Expense Recorded in
            The Statement of Operations      $  10,495           $   8,070


NOTE 4    NOTES PAYABLE
1) On June 11, 1997, Titan purchased a leasehold working interest situated in the Corsicana Field, Navarro County, Texas from a stockholder. In connection with this purchase, Titan entered into a promissory note with the stockholder in the amount of $1,300,000. The note bears interest at 6% per annum and was due on November 11, 1997. The note is secured by 1,000,000 shares of the Company's common stock. This note was paid on December 15, 1997 through the issuance of the 1,000,000 shares held as collateral.

2) On November 26, 1997, Titan borrowed $100,000 from a stockholder, evidenced by a promissory note bearing interest at 8% per annum and due on May 26, 1998. As of June 30, 1998, the note was still outstanding.

3) On February 26, 1998, Titan borrows $100,000 from the Bank of Commerce evidenced by a promissory note and payable in thirty days and, renewable thereafter in the same time increment, at an interest rate of nine percent (9%) per annum. The note was repaid on May 13, 1998.


NOTE 5    DEBENTURES PAYABLE
1) During July and August 1997, the Company sold $1,000,000 of 12% Convertible Debentures, in accordance with Regulation D of the Securities Act of 1933, for net proceeds of $870,000. The debentures bear interest at 12% per annum and are due and payable on July 31, 1998, if not converted earlier. Interest is payable quarterly.

2) The principal amount of the debentures is convertible at the holders option anytime 28 days after the closing date into shares of the Company's common stock at a conversion price for each share of Company common stock equal to the lower of (a) 80% of the closing bid price of the common stock for the business day immediately preceding the date of receipt by the Company and notice of conversion or (b) 80% of the average of the closing bid price of the common stock for the five (5) business days immediately preceding the closing date. Costs of $130,000 incurred in connection with the issuance of these debentures are being amortized over the life of the debentures. As of June 30, 1998 $1,000,000 principal amount of debentures have been converted into 1,674,074 shares of common stock.

3) On October 22, 1997, the Company sold $250,000 of 12% Subordinated Convertible Redeemable Debentures, for net proceeds of $176,000. These debentures bear interest at 12% per annum and are due and payable on November 30, 1998, if not converted earlier. Interest is payable quarterly. The principal amount of the debentures is convertible at the holders option anytime 28 days after the closing date into shares of the Company's common stock at a conversion price for each share of Company common stock equal to the lower of
(a) 80% of the closing bid price of the common stock for the business day immediately preceding the date of receipt by the Company and notice of conversion or (b) 80% of the average of the closing bid price of the common stock for the five (5) business days immediately preceding the closing date.
The Company may, at any time on or after 90 days of sale, redeem any outstanding principal amount of debenture at 120% of the principal amount redeemed. Costs of $24,000 incurred in connection with the issuance of these debentures are being amortized over the life of the debentures. No interest has been paid on any of the above debentures. As of June 30, 1998, these debentures have not been repaid or converted.


NOTE 6    CAPITAL STOCK TRANSACTIONS
1) The Company has entered into various cancelable consulting agreements with third parties. Compensation for services provided under these agreements are to be paid in shares of common stock of the Company. During the six (6) month period ending March 31, 1997, the company has issued 1,040,000 shares of common stock, valued at $687,500, in payment of these agreements. This amount is included in general and administrative expense.

2) On May 11, 1998, the Company entered into an agreement to sell a portion of its restricted stock for $1 per share at a total price of $500,000 or 500,000 shares. The purchaser is considered an independent third party and an unrelated party. The Company, concurrently, entered into an agreement with Rife Oil Properties to borrow same amount of shares to be used in connection with this financing which are to be subsequently replaced by shares issued from authorized stock during the fourth quarter. Warrants were also issued in connection with this financing to cover additional incentives and brokerage costs. Total warrants issued in connection with this transaction are 475,000 exercisable at $2.50 per share. Net proceeds from this financing, after payment of brokerage and legal costs, was $465,000.


NOTE 6    WARRANTS
1) The Company has issued 100,000 warrants each of which entitles the registered holder thereof to purchase one share of Common Stock. The warrants are exercisable at any time on or before August 31, 2002 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The exercise price exceeded the market price of the underlying common stock on the date of issuance. The warrants were issued in connection with the placement of the debt described in Note 5 (1).

2) The company accounts for the warrants under the provisions of APB No. 25. The fair value of each warrant expiring in 2002 has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.69%, expected life of 5 years, expected dividend of 0.0%, and expected volatility of 10.0%. The fair value of each warrant expiring in 2003 has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.69%, expected life of 4 years, expected dividend of 0.0%, expected volatility of 10.0%, and a value of $0.61 per warrant or an aggregate of $351,475.

The following information is based on estimating the fair value of the warrants above based on the provisions of SFAS No. 123, but will not be included in the calculation. Accordingly, the company's net loss and net loss per common share are based on the weighted average of common shares outstanding, as of would have been as follows:

                                                 9 Months Ending June 30, 1998
   Net Loss                                      $1,445,088
   Weighted Average of Shares Outstanding        10,126,566
   Net Loss per Common Share                          $0.14

3) The company issued 475,000 warrants in connection with the sale of 500,000 shares of its restricted stock to an independent third party. Each warrant entitles the registered holders thereof to purchase one share of common stock. The warrants are exercisable at anytime on or before August 30, 2003 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The exercise price exceeded the market price of the underlying common stock on the date of issuance.


NOTE 7    RELATED PARTY TRANSACTIONS
1) On June 11, 1997, the Company purchased the Corsicana Field prospect in Navarro County, Texas from a stockholder. The purchase price was 2,000,000 shares of common stock and a promissory note in the amount of $1,300,000. The note was due on November 11, 1997 and was paid on December 15, 1997 through the issuance of an additional 1,000,000 shares of common stock.

2) On November 26, 1997, Titan borrowed $100,000 from a stockholder, evidenced by a promissory note bearing interest at 8% per annum and is still outstanding as of June 30, 1998..

3) The Company occupies space facilities leased by the same stockholder. No rent was paid on this space through September 30, 1997. Commencing October 1, 1997, the Company will pay rent to the stockholder in the amount of $2,000 per month. The space is rented on a monthly basis.


NOTE 8    CONSULTING AGREEMENTS
The Company, has entered into various cancelable consulting agreements with third parties. Compensation for services provided under these agreements is to be paid in shares of common stock of the Company. During the six (6) month period ending March 31, 1997, the company has issued 1,040,000 shares of common stock, valued at $687,500, in payment of these agreements. This amount is included in general and administrative expense.


NOTE 9    SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES
1) The Company has entered into various cancelable consulting agreements with third parties. Compensation for services provided under these agreements are to be paid in shares of common stock of the Company. During the six (6) month period ending March 31, 1997, the company has issued 1,040,000 shares of common stock, valued at $687,500, in payment of these agreements. This amount is included in general and administrative expense.

2) On May 11, 1998, the Company entered into an agreement to sell a portion of its restricted stock for $1 per share at a total price of $500,000 or 500,000 shares. The purchaser is considered an independent third party and an unrelated party. The Company, concurrently, entered into an agreement with Rife Oil Properties to borrow same amount of shares to be used in connection with this financing which are to be subsequently replaced by shares issued from authorized stock during the fourth quarter. Warrants were also issued in connection with this financing to cover additional incentives and brokerage costs. Total warrants issued in connection with this transaction are 475,000 exercisable at $2.50 per share. Net proceeds from this financing, after payment of brokerage and legal costs, was $465,000.

3) The Company, has entered into various cancelable consulting agreements with third parties. Compensation for services provided under these agreements is to be paid in shares of common stock of the Company. During the six (6) month period ending March 31, 1997, the company has issued 1,040,000 shares of common stock, valued at $687,500, in payment of these agreements. This amount is included in general and administrative expense.


NOTE 10        CONTINUING COMMITMENTS
1) The Company entered into a three-year lease agreement in October of 1997 for the purpose of leasing space for its Fort Worth manufacturing facility. Monthly payments total $4,000 per month. Total minimum future payments total $108,000.

2) The Company entered into a month-to-month lease agreement in October of 1997 for the purpose of leasing space for its Fort Worth office. Monthly payments total $2,000 per month. No allocation has been made to the total minimum future payments.

Part II.

     Item 1.   Legal Proceedings

               None.

     Item 2.   Changes in Securities

               None.

     Item 3.   Default Upon Senior Securities

               None.

     Item 4.   Submission of Matters to a Vote of Security Holders

               None.

     Item 5.   Other Information

     There have been no material changes to the information submitted with the Company's Form 10-KSB, filed on July 27, 1998, subsequent to the quarter ended June 30, 1998, other than the updates to the Financial Statements which have been included herein.


     Item 6.   Exhibits and Reports of Form 8-K

     In early August, 1998, the Company was advised by Coldwater Capital LLC that it would not be able to promptly fund the Corsicana Shallow Field project in the required sum of two million dollars ($2,000,000). Thereupon, on August, 19, 1998, the Company entered into an agreement with Syntony LLC to borrow two million dollars ($2,000,000) for one (1) year at nine percent (9%) interest per annum with two (2) one (1) year option periods. Syntony LLC, the lender, shall receive three percent (3%) of the gross revenue from the Corsicana Shallow Field until such time as it has received full payment of principal and interest, at which time Syntony shall receive one percent (1%) of the gross revenue for as long as the Company is still receiving revenue from the Corsicana Shallow Field.


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


     TITAN ENERGY CORP., INC.
          (Registrant)
     By: /s/ Mark Zouvas
             Mark Zouvas, Chief Financial Officer