Form 10KSB
period 1998-09-30
POWER EXPLORATION INC
filed 1999-01-13
CIK 316621

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period from _____________ to _____________

                      Commission File Number _____________

                             POWER EXPLORATION, INC.
             (Exact name of Registrant as specified in its charter)

                                Nevada 84-0811647
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                            5020 Collinwood, Ste. 201
                             Fort Worth, Texas 76107
               (Address of principal executive offices) (Zip Code)

       (Registrant's telephone number, including area code) (817) 377-4464

         Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered pursuant to Section 12(g) of the Act:

         COMMON STOCK, PAR VALUE $.02 PER SHARE
         (Title of class)

         ------------------------------
         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [X]

         The number of shares of Common Stock, par value $.02 per share, of the Registrant outstanding on September 30, 1998 was 11,060,925. The aggregate market value of the voting stock held by nonaffiliates (all directors, officers and 5% or more shareholders are presumed to be affiliates) of the Registrant on September 30, 1998, was $5,998,307 based on the average of the closing bid and asked prices per share of the Common Stock on such date.

                                TABLE OF CONTENTS


I    BUSINESS ......................................................................... 3
         General ...................................................................... 3
         Investment Consideration & Risk Factors....................................... 5
         Key Personnel.................................................................10
         Regulation....................................................................10
         Business Strategy.............................................................11
         Recent Developments...........................................................12

II   EXPLORATION & DEVELOPMENT ACTIVITIES .............................................13
         Operating Activities..........................................................13
         Oil & Gas Properties..........................................................13
         Title to Properties ..........................................................15
         Oil & Natural Gas Reserves....................................................16
         Drilling Activities...........................................................16
         Products, Markets & Reserves..................................................17

III.  REGULATION ...................................................................... 8

IV.   ADMINISTRATION ..................................................................21
         Employees.....................................................................21
         Executive Officers............................................................21

V.    GLOSSARY OF SELECTED OIL & NATURAL GAS TERMS ....................................23

VI.   LEGAL............................................................................24
         Proceedings...................................................................24
         Submission of Matters to Vote of Security Holders.............................25

VII.  MARKET FOR THE REGISTRANT'S COMMON EQUITY & RELATED
      SHAREHOLDER MATTERS..............................................................25
         Shareholders..................................................................26
         Dividends.....................................................................26
         Selected Financial Data.......................................................26

VIII. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION &
      RESULTS OF OPERATIONS............................................................27
         Liquidity & Capital Resources.................................................28
         Inflation & Changing Prices...................................................28
         Year 2000 Compliance..........................................................29

IX.   AUDITED CONSOLIDATED FINANCIAL STATEMENTS .......................................30

                             POWER EXPLORATION, INC.



FORWARD-LOOKING STATEMENTS

         THIS ANNUAL REPORT ON FORM 10-KSB INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE

ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS, "MAY," "BELIEVE," "EXPECT," "INTEND," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS FORM 10-KSB, INCLUDING WITHOUT LIMITATION, THE STATEMENTS UNDER "BUSINESS," "PROPERTIES," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS EXPLORATION--LIQUIDITY AND CAPITAL RESOURCES" AND "MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS" LOCATED ELSEWHERE HEREIN REGARDING THE FINANCIAL POSITION AND LIQUIDITY OF POWER EXPLORATION INC. ("POWER"), THE VOLUME OR DISCOUNTED PRESENT VALUE OF ITS OIL AND NATURAL GAS RESERVES, ITS ABILITY TO SERVICE ITS INDEBTEDNESS, ITS STRATEGIC PLANS INCLUDING ITS ABILITY TO LOCATE AND COMPLETE ACQUISITIONS OF OIL AND NATURAL GAS ASSETS, ITS ABILITY TO LIST ITS STOCK ON THE OVER THE COUNTER ELECTRONIC BULLETIN BOARD (OTC-EBB) AND OTHER MATTERS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH POWER BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS WITH RESPECT TO ANY SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM POWER'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED IN THIS FORM 10-KSB, INCLUDING, WITHOUT LIMITATION, IN CONJUNCTION WITH THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN INCLUDE, BUT ARE NOT LIMITED TO, THE TIMING AND EXTENT OF CHANGES IN COMMODITY PRICES FOR OIL AND NATURAL GAS, THE NEED TO DEVELOP AND REPLACE RESERVES, ENVIRONMENTAL RISKS, DRILLING AND OPERATING RISKS, RISKS RELATED TO EXPLORATION AND DEVELOPMENT, UNCERTAINTIES ABOUT THE ESTIMATES OF RESERVES, COMPETITION, GOVERNMENT REGULATION AND THE ABILITY OF POWER EXPLORATION, INC. TO MEET ITS STATED BUSINESS GOALS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO POWER OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.


   I.    BUSINESS

GENERAL

         POWER is an independent oil and natural gas company that has been engaged in the oil and natural gas business since May 16, 1997. POWER's activities are currently conducted primarily in Texas and Australia. POWER's business activity has stagnated due to current limited capital resources and cash flow. The company is currently seeking financing that will provide adequate capitalization. (See "Glossary of Selected Oil and Natural Gas Terms" for a definition of certain oil and gas industry terms used in this Form 10-KSB.)

         During its history, POWER has changed its name several times. At different times POWER has been known as Imperial Energy Corp., Funscape Corp., Oil Retrieval Systems, Inc., and Titan Energy Corp. In this report, all of these entities shall be referred to as POWER.

         POWER was originally incorporated in the State of Colorado on October 31, 1979 under the name of IMPERIAL Energy Corp. for the primary purpose of engaging in all aspects of the exploration and development of oil, gas and related natural resources. POWER went public pursuant to the Registration provisions of the Securities Act of 1933. POWER prepared a Registration under Form S-2 which became effective on August 8, 1980 and raised the sum of $1,500,000 by selling 15,000,000 shares of no par common stock. On June 26, 1984, POWER had a 10-1 reverse split and reduced the name of authorized common shares from 50,000,000 no-par value shares to 5,000,000 shares of $.02 par value.

         For years, POWER had a royalty interest in a small oil well in Texas and an ownership in three small natural gas wells located in Wyoming. POWER abandoned these wells in 1996.

         On September 25, 1996, POWER entered into agreements to acquire Funscape Corp. (a Nevada Corporation). On November 21, 1996, POWER filed amended articles of incorporation in order to change its name to Funscape Corp. and increased the authorized number of shares from 5,000,000 shares of $.02 par value to 15,000,000 shares of $.02 par value. Subsequently, those agreements to acquire Funscape (Nevada) were not consummated and were canceled.

         On May 16, 1997 POWER acquired Oil Retrieval Systems, Inc. and its portable swabbing technology, assets and liabilities from Rife Oil Properties, Inc. for 2,500,000 shares of POWER's restricted common stock. On May 14, 1997 POWER changed its name from Imperial Energy to Oil Retrieval Systems, Inc. (Colorado).

         On June 11, 1997 Oil Retrieval Systems, Inc. acquired 650 oil wells, each approximately 800' to 1000' deep, situated on 4,500 acres of leases in the Corsicana Field, Texas from Rife Oil Properties for 2,000,000 shares of restricted common stock and a promissory note for $1,300,000, bearing 6% interest per annum and due on November 11, 1997. The note was secured by 1,000,000 shares of newly-issued common stock of ORS and held by an attorney as Trustee. The note for $1,300,000 plus $43,381 in accrued interest was satisfied on December 15, 1997 by agreement of the parties, with the shares of restricted common stock which were held in escrow.

         On June 15, 1997 pursuant to Shareholder approval, POWER amended its articles of incorporation and changed its name from Oil Retrieval Systems to Titan Energy Corp., Inc.

         On June 17, 1997 POWER acquired 100% of the issued and outstanding shares of Oil Seeps, Inc. (a Texas Corporation). Through this acquisition POWER obtained a Petroleum Exploration Concession (#ATP 615) in the State of Queensland, Australia, situated on a 12,904,618 acre block. Oil Seeps, Inc. was acquired for 400,000 shares of restricted common stock.

         During July and August 1997, POWER offered $1,250,000 of 12% Convertible Debentures, in accordance with Regulation D of the Securities Act of 1933, receiving net proceeds of $870,000. The debentures bore interest at 12% per annum and were due and payable on July 31, 1998 with interest payable quarterly. The principal amount of the debentures was convertible at the holders option anytime after 28 days from the closing date into shares of POWER's common stock at a conversion price for each share of Issuer common stock equal to the lower of (a) 80% of the closing bid price of the common stock for the business day immediately preceding the date of receipt by POWER of a notice of conversion or (b) 80% of the average of the closing bid price of the common stock for the 5 business days immediately preceding the closing date.

As of September 30, 1998, these debentures and accrued interest have been completely converted into 1,674,074 shares of common stock.

         On October 22, 1997, POWER sold an additional $250,000 12% Series B Senior Subordinated Convertible Redeemable Debentures, in accordance with Regulation S of the Securities Act of 1933. This resulted in gross proceeds of $200,000 and net proceeds of $176,000.

         The Series B debentures bore interest at 12% per annum and were due and payable on November 30, 1998, if not converted earlier. Interest was payable quarterly. The principal amount of the debentures was convertible at the holder's option anytime after 28 days from the closing date into shares of POWER's common stock at a conversion price for each share of Issuer common stock equal to the lower of (a) 80% of the closing bid price of the common stock for the business day immediately preceding the date of receipt by POWER and notice of conversion or (b) 80% of the average of the closing bid price of the common stock for the 5 business days immediately preceding the closing date. These debentures were converted after September 30, 1998; POWER exchanged the $250,000 liability for $150,000 in cash plus 650,000 shares of its common stock. Costs of $24,000 incurred in connection with the issuance of these debentures are being amortized over the life of the debentures.

         On August 11, 1997, POWER entered into a Letter of Intent with privately held Power Exploration Company, Inc. ("Power Co") of Tyler, Texas concerning the acquisition of and/or participation in acquiring Oil and Gas Leases. On December 2, 1997 POWER entered into a formal agreement with Power Co, Techstar Exploration, LLC and Roemer-Swanson Energy Corp. to acquire oil and gas leases in the prolific East Texas Basin for future exploration purposes. Through this venture, POWER acquired 1,888 net acres under lease. In addition, POWER participated in a joint venture to drill the Champion G8 well with Roemer-Swanson Energy, Blackstone Energy, and Kensington Exploration. While the well produced some intriguing shows, it was eventually classified as a dry hole. POWER's total investment in the G8 well amounted to $81,716.

         On May 7, 1998, POWER secured a Five Hundred Thousand dollar ($500,000.00) line of credit from Benchmark Equity Group. The majority shareholder provided shares of its stock as collateral. Additionally, POWER executed a Loan Agreement and Security Agreement. On October 8, 1998, POWER issued 500,000 shares of its common stock in satisfaction of this loan and accrued interest.

         On July 24, 1998 POWER's shareholders voted to amend the corporation's Articles of Incorporation to change its name from TITAN Energy Corporation to Power Exploration, Inc. This followed the decision by the board, which was ratified by shareholders, to acquire certain assets of Power Co. for a total of two million common shares. Separately, the company's shareholders voted to change the company's domicile from the state Colorado to the state of Nevada.

         As of September 30, 1998, POWER had not completed the acquisition of the certain assets of Power Co., and the 2,000,000 shares of stock are held in trust. It is expected that a letter of agreement will be signed and the acquisition completed during the first quarter of 1999.

INVESTMENT CONSIDERATIONS AND RISK FACTORS

Financing

         POWER has devised a two-stage financing program to achieve its goals and financial forecasts. In the first stage, POWER will require approximately $3 million and in the second stage will require an additional $7 million. The financing is expected to be secured through joint venture participations for specific purposes.

         The use of proceeds from the initial financing effort will be allocated among the various projects described above, as follows: $1.2 million for the Corsicana Project; $800,000 for the Australian project; $500,000 for working capital associated with Oil Retrieval Systems, Inc.; and $500,000 for general and administrative purposes of POWER.

(See "Management's Discussion and Analysis of Financial Position and Results of Operations -- Liquidity and Capital Resources.")

              History of Losses

              POWER had net losses of $628,961 and $2,695,817, for the years ended September 30, 1997 and 1998, respectively. POWER may continue to incur net losses and, to the extent that natural gas and crude oil prices remain low, such losses may be substantial.

              Need for Additional Financing for Growth

              The growth of POWER's business will require substantial capital initially, and there is no assurance that any such required additional capital will be available. POWER's ability to meet any future debt service obligations will be dependent upon POWER's future performance, which will be subject to oil and natural gas prices, POWER's level of production, general economic conditions and financial, business and other factors affecting the operations of POWER, many of which are beyond its control. There can be no assurance that POWER's future performance will not be adversely affected by such changes in oil and natural gas prices and/or production nor by such economic conditions and/or financial, business and other factors. In addition, there can be no assurance that POWER's business will generate sufficient cash flow from operations or that future bank credit will be available in an amount to enable POWER to service its indebtedness or make necessary expenditures. In such event, POWER would be required to obtain such financing from the sale of equity securities or other debt financing. There can be no assurance that any such financing will be available on terms acceptable to POWER. Should sufficient capital not be available, POWER may not be able to continue to implement its business strategy.

         There is also no assurance that POWER will not pursue, from time to time, opportunities to acquire oil and natural gas properties and businesses that may utilize the capital currently expected to be available for its present operations. The amount and timing of POWER's future capital requirements, if any, will depend upon a number of factors, including drilling costs, transportation costs, equipment costs, marketing expenses, staffing levels and competitive conditions, and any purchases or dispositions of assets, many of which are not within POWER's control. Failure to obtain any required additional financing could materially adversely affect the growth, cash flow and earnings of POWER. In addition, POWER's pursuit of additional capital could result in the incurrence of additional indebtedness or potentially dilutive issuances of additional equity securities. (See "Management's Discussion and Analysis of Financial Position on Results of Operations -- Liquidity and Capital Resources.")

         Concentration of Production

         POWER's existing proved producing oil and natural gas reserves and its production therefrom are located in a single field which consists of 4,500 acres and contains 650 wells. Accordingly, to the extent that POWER experiences any operating difficulties in connection with such wells or that the estimated proved reserves attributable thereto are less than those that are currently estimated to exist, POWER could be adversely affected.

         Geographic Restrictions

         There are no geographic restrictions that would prevent POWER from acquiring or seeking to acquire any rights or interest in any properties.

         Inability to Develop Additional Reserves

         POWER's future success as an oil and natural gas producer, as is generally the case in the industry, depends upon its ability to find, develop and acquire additional oil and natural gas reserves that are economically recoverable. Except to the extent that POWER conducts successful development activities or acquires properties containing proved reserves, POWER's proved reserves will generally decline as reserves are produced. There can be no assurance that POWER will be able to locate additional reserves or that POWER will drill economically productive wells or acquire properties containing proved reserves. (See "-- Oil and Natural Gas Reserves.")

         Acquisition Risks

         POWER's business strategy includes focused acquisitions of producing oil and natural gas properties. Any such future acquisitions will require an assessment of the recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other similar factors. It generally is not feasible to review in detail every individual property involved in an acquisition. Ordinarily, review efforts are focused on the higher-valued properties. However, even a detailed review of all properties and records may not reveal existing or potential problems; nor will it permit POWER to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections are not always performed on every well, and potential problems, such as mechanical integrity of equipment and environmental conditions that may require significant remedial expenditures, are not necessarily observable even when an inspection is undertaken. Even if problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurance that oil and natural gas properties acquired by POWER will be successfully integrated into POWER's operations or will achieve desired profitability objectives.

         Drilling Risks

         POWER's drilling involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. POWER must incur significant expenditures for the identification and acquisition of properties and for the drilling and completion of wells. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. In addition, any use by POWER of 3-dimensional seismic and other advanced technology requires greater pre-drilling expenditures than traditional drilling strategies. There can be no assurance as to the success of POWER's future drilling activities.

         Uncertainty of Estimates of Oil and Natural Gas Reserves

         Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond the control of POWER. This Form 10-KSB contains an estimate of POWER's proved oil and natural gas reserves and the estimated future net cash flows and revenue therefrom based upon reports of POWER's independent petroleum engineers (Ultra Engineering). Such reports rely upon various assumptions, including assumptions required by the Securities and Exchange Commission (the "Commission"), as to constant oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds and such reports should not be construed as the current market value of the estimated proved reserves. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, such estimates are inherently an imprecise evaluation of reserve quantities and the future net revenue therefrom. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those assumed in the estimate. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this Form 10-KSB. In addition, POWER's reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and natural gas prices and other factors. (See "-- Oil and Natural Gas Reserves.")

         Geographic Concentration of Operations

         Virtually all of POWER's current operations are located in Texas and Australia. Because of this concentration, any regional events that increase costs or competition, reduce availability of equipment or supplies, reduce demand or limit production will impact POWER more adversely than if POWER were geographically diversified.

         Certain Industry and Marketing Risks

         POWER's operations are subject to the risks and uncertainties associated with drilling for, producing and transporting of oil and natural gas. POWER's future ability to market its natural gas and oil production will depend upon the availability and capacity of natural gas gathering systems and pipelines and other transportation facilities. Federal and state regulation of oil and natural gas production and transportation, general economic conditions, changes in supply and in demand all could materially adversely affect POWER's ability to market its oil and natural gas production. (See "Business -- Products, Markets and Revenues" and "-- Regulation.")

         Effects of Changing Prices

         The future financial condition and results of operations of POWER depend upon the prices it receives for its oil and natural gas and the costs of acquiring, developing and producing oil and natural gas. Oil and natural gas prices have historically been volatile and are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are also beyond POWER's control. These factors include, without limitation, the level of domestic production, the availability of imported oil and natural gas, actions taken by foreign oil and natural gas producing nations, the availability of transportation systems with adequate capacity, the availability of competitive fuels, fluctuating and seasonal demand for natural gas, conservation and the extent of governmental regulation of production, weather, foreign and domestic government relations, the price of domestic and imported oil and natural gas, and the overall economic environment. A substantial or extended decline in oil and/or natural gas prices could have a material adverse effect on POWER's estimated value of its natural gas and oil reserves, and on its financial position, results of operations and access to capital. POWER's ability to maintain or increase its borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms is substantially dependent upon oil and natural gas prices. (See "-- Products, Markets and Revenues.")

         POWER uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the SEC PV-10 (present value discounted at 10% as dictated by the SEC) of estimated future net cash flow from proved reserves of oil and gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged against earnings. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase.

         Operating Hazards and Uninsured Risks

         POWER's operations are subject to the risks inherent in the oil and natural gas industry, including the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental accidents such as oil spills, gas leaks, ruptures or discharges of toxic gases, brine or well fluids into the environment (including groundwater contamination). The occurrence of any of these risks could result in substantial losses to POWER due to injury or loss of life, severe damage to or destruction of property, natural resources and, equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, POWER maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance maintained by POWER will be adequate to cover any such losses or liabilities. Further, POWER cannot predict the continued availability of insurance, or availability at commercially acceptable premium levels. POWER does not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on the financial condition and operations of POWER. From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which POWER owns an interest have been subject to production curtailments. The curtailments range from production being partially restricted to wells being completely shut-in. The duration of curtailments varies from a few days to several months. In most cases POWER is provided only limited notice as to when production will be curtailed and the duration of such curtailments. POWER is not currently experiencing any material curtailment on its production.

         Substantial Competition

         The oil and natural gas industry is highly competitive and there are many other companies engaged in the oil and natural gas business. POWER is likely to encounter substantial competition from major oil companies, other independent oil and natural gas concerns and individual producers and operators in acquiring oil and natural gas properties suitable for exploration and development. Many of the companies with which POWER competes have substantially greater financial, technical and other resources and may have greater experience in the oil and natural gas business than POWER. Therefore, competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of POWER will permit. (See "-- Competition.")

         Volatility of Stock Price

         The market price for shares of the Common Stock has varied significantly and may be volatile depending on news announcements or changes in general market conditions. In particular, news announcements, quarterly results of operations, competitive developments, litigation or governmental regulatory action impacting POWER may adversely affect the Common Stock price. In addition, because the number of shares of Common Stock held by the public is relatively small, the sale of a substantial number of shares of the Common Stock in a short period of time could adversely affect the market price of the Common Stock.

         Dividend Policy

         POWER has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the next year. The company plans on paying dividends as it becomes more profitable, but until this occurs, POWER's Common Stock is not a suitable investment for persons requiring current income.

         Anti-Takeover Effect of Articles of Incorporation and Possible Issuances of Preferred Stock

Certain provisions of POWER's Restated Articles of Incorporation as amended at the July 24, 1998 stockholder's meeting (the "Articles of Incorporation") may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider to be in such shareholder's best interest, including attempts that might result in a premium over the market price for the stock held by shareholders. The Articles of Incorporation permit the Board to issue up to 10,000,000 shares of preferred stock and to establish by resolution one or more series of preferred stock and to establish the powers, designations, preferences and relative, participating, optional or other special rights of each series of preferred stock. The preferred stock could be issued on terms that are unfavorable to the holders of Common Stock, including the grant of superior voting rights, the grant of preferences in favor of preferred shareholders in the payment of dividends and upon liquidation of POWER and the designation of conversion rights that entitle holders of preferred stock to convert their shares into Common Stock on terms that are dilutive. The issuance of preferred stock could make a takeover or change in control of POWER more difficult. POWER however does not intend to use the provisions of the Articles of Incorporation to delay, defer or prevent a tender offer or takeover attempt.

         KEY PERSONNEL

         POWER is substantially dependent upon five key individuals within its management, Guy Pyron, M.O. Rife III, Joe Bennett, Jack Gallacher, and Mark Zouvas. The loss of the services of any one of these individuals could have a material adverse impact upon POWER.


         REGULATION

         General: POWER's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and natural gas production, operations and economics are or have been affected by price controls, taxes and other laws relating to the oil and natural gas industry, by changes in such laws and by changes in administrative regulations. POWER cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on its business or financial condition. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, unitization and pooling of properties, and taxation. There can be no assurance that new laws or regulations, or modifications of or new interpretations of existing laws and regulations, will not increase substantially the cost of compliance or otherwise adversely affect POWER's oil and natural gas operations and financial condition or that material indemnity claims will not arise against POWER with respect to properties acquired by or from POWER. (See "-- Regulation.")

         Environmental: POWER's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution which might result from POWER's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue.

         For instance, legislation has been proposed in Congress from time to time that would reclassify certain crude oil and natural gas exploration and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of POWER, as well as the oil and natural gas industry in general. Initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states, and these various initiatives could have a similar impact on POWER. POWER could incur substantial costs to comply with environmental laws and regulations. In addition to compliance costs, government entities and other third parties may assert substantial liabilities against owners and operators of oil and natural gas properties for oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages, including damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for project investment or result in loss of POWER's properties. Although POWER maintains insurance coverage it considers to be customary in the industry, it is not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. Accordingly, POWER may be subject to liability or may lose substantial portions of properties due to hazards that cannot be insured against or have not been insured against due to prohibitive premium costs or for other reasons. The imposition of any such liabilities on POWER could have a material adverse effect on POWER's financial condition and results of operations.

         The Oil Pollution Act of 1990 ("OPA") imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the Oil Pollution Act of 1990, could have a material adverse impact on POWER. While POWER does not anticipate incurring material costs in connection with environmental compliance and remediation, it cannot guarantee that material costs will not be incurred. (See "-- Regulation.")


BUSINESS STRATEGY

         POWER intends to build itself as a leading independent oil and natural gas exploration and production company by implementing the following business strategies:

     GROWTH. Achieve asset, revenue and cash flow growth as a result of the acquisition and further development of other producing oil and natural gas properties. POWER believes there are numerous opportunities to acquire additional energy assets and to enhance the value of such assets through improved operating practices and by aggressively developing reserve potential.

     ACQUIRE AND ENHANCE PRODUCING OIL AND NATURAL GAS PROPERTIES. POWER intends to take advantage of opportunities that currently exist in the United States to acquire producing oil and natural gas properties. POWER plans to continue to focus its acquisition activities onshore in Texas in order to complement its existing properties and operations; however, POWER will review potential acquisitions in other regions of the United States if they represent a significant concentration of energy-related assets.

     EMPHASIZE EXPLORATION AND DEVELOPMENT ACTIVITIES. POWER plans to exploit its existing oil and natural gas properties and to conduct development evaluation and drilling on its existing and future oil and natural gas properties. POWER intends to concentrate on enhancement opportunities from activities such as infill drilling, recompletions, repairs and equipment changes.

     CORPORATE EFFICIENCIES. Maximize corporate efficiencies through the development and operation of a larger asset base with the potential to limit increases in overhead in the future.

     CAPITAL MANAGEMENT. Maintain financial strength and flexibility through effective management of debt and equity.

     TECHNOLOGY. POWER intends to increase its exploration efforts, focusing on established geological trends where POWER can employ geological, geophysical and engineering expertise. In addition, POWER will employ new technologies that are at its disposal; these include Electro-Seise(R), which records and models information derived from electromagnetic wave patterns, and Relucent(R), designed to read hydrocarbon emissions from a mobile, microwave unit. Both technologies detect the existence of hydrocarbons within formations. While the oil and gas industry as a whole has embraced the use of 3-D seismic as a location tool for detecting reservoir quality formations, it does not provide any clue as to whether hydrocarbon deposits exist within those formations. The use of Electro-Seise(R) and Relucent(R) will enhance the Company's primary exploration efforts beyond the capabilities of conventional location tools used by other firms. POWER will consider the application of 3-D seismic in areas where POWER believes that it will be beneficial and cost effective.

     POWER will also use advanced drilling technologies where appropriate. POWER will utilize three different types of technologies: a drilling technique known as under balanced drilling (UBD) used in conjunction with horizontal-lateral drilling, waterflooding, and portable swabbing units. UBD creates an equal pressure environment within the well bore, which is particularly useful when pressure is depleted in older reservoir structures. This prevents contamination of the reservoir by drilling fluids, which would reduce production rates.

     In reservoirs that can be waterflooded, the use of alkaline-surfactant-polymer (ASP) flooding technology can unlock some of the residual resources. ASP can boost incremental oil recovery of a known resource in a mature field by up to 30% of the original oil in place (OOIP) at costs that are more economical than seeking new reserves.

     ORS, the company's swabbing rig manufacturing unit produces a truck-mounted portable swabbing unit which eliminates the need to rig up work-over units and run tubing, rods, downhole pumps, packers and surface pump jacks, thus requiring only one person to drive and operate. The units are completely self-contained with the capacity of up to 80 barrels of oil, enabling the operator to swab approximately 25 to 35 wells per day. The swabbing procedure takes approximately 10 minutes per well. In comparison, using conventional pump jacks, the same volume of fluid removal would take 14 to 24 hours and require a near constant source of electrical power.


RECENT DEVELOPMENTS

         East Texas

         POWER has acquired approximately 500 square miles of proprietary 3D seismic data and approximately 16,000 miles of 2D seismic data throughout the East Texas Basin from MB Exploration, LLC of Dallas, Texas. The proprietary 3D seismic data included in this acquisition previously belonged to Exxon. The acquisition entitles POWER to participate as a 20% working interest partner in 140,000 net acres in East Texas.

         POWER has also acquired additional prospects to drill in the East Texas basin. Financing for this drilling program will be provided through a series of participation arrangements with industry and non-industry investment groups. The first round of financing will support the exploration of four prospects, two of which can be considered "wildcats" while the other two are classified as developmental (located in an area where significant production already exists.) Aggregate costs for this drilling stage should approximate $3 million.

         Discovery Geo

         The Company is negotiating the acquisition of Discovery Geo which has exploration permits ATP-634, ATP-550P, and PEP-38722 located in Australia and New Zealand. These ATP permits are some of the most highly regarded prospects in these areas. The hydrocarbon exploration activities of these permits are concentrated in the two major onshore oil and gas basins of both Australia and New Zealand. At present, the permits in the Cooper/Eromanga and Taranaki Basins produce the bulk of the onshore indigenous oil and gas production in these areas. Power and Discovery Geo are exploring the potential benefits that could occur from a joint participation.

         1998 Annual Shareholders Meeting

         POWER held its Annual Meeting held on July 24, 1998. The company's shareholders voted to amend the corporation's Articles of Incorporation to change its name from Titan Energy Corp., Inc. to Power Exploration, Inc. This follows the decision by the board, which was ratified by shareholders, to acquire certain assets of Power Co. for a total of two million common shares. Separately, the company's shareholders voted to change the company's domicile from the state of Colorado to the state of Nevada. As a result of the change in domicile, the following persons were appointed to the board of directors of Power Exploration., Inc.: M.O. Rife, III, Guy Pyron, Jack Gallacher, Joe B. Bennett, and Thom Schliem. Shareholders approved the proposal to amend the Articles of Incorporation and authorized 50 million shares of common stock at par value of $0.02. The shareholders also approved the proposal to amend the Articles of Incorporation and approved authorization of 10 million non-voting, 8 percent preferred stock.


  II.    EXPLORATION AND DEVELOPMENT ACTIVITIES

         Historically, POWER has financed its exploration and development expenditures primarily through bank borrowings, equity capital from private sales of stock, and promoted funds from industry partners. With respect to its acquisition activities, POWER intends to shift its emphasis to larger scale acquisitions of producing properties with additional development and exploration potential. Initially, POWER plans to use a combination of debt and equity financing to fund these larger acquisitions.

         POWER made exploration and development expenditures of $5,496 and $3,886 during the fiscal year ended September 30, 1997 and the fiscal year ended September 30, 1998, respectively. POWER made net lease acquisitions of $5,050,000 on proved properties and $1,510,871 on unproved properties during the fiscal year ended September 30, 1997. The acquisition of proved properties was made through the issuance of stock. Total lease acquisitions for proved and unproved properties was $348,130 during the fiscal year ended September 30, 1998. POWER's ability to continue to fund its exploration and development activities depends upon cash flow and its ability to secure the necessary financing for such activities.

OPERATING ACTIVITIES

         Where possible, POWER prefers to have Rife Oil Properties, Inc. act as operator of the oil and natural gas properties and prospects in which it owns an interest. The operator of an oil and natural gas property supervises production, maintains production records, employs field personnel and performs other functions required in the production and administration of such property. The fees for such services customarily vary from well to well, depending on the nature, depth and location of the well being operated. Generally, the operator of an oil and natural gas prospect is determined by such factors as the size of the working interest held by a participant in the prospect, a participant's knowledge and experience in the geological area in which the prospect is located and geographical considerations. POWER's wells are drilled by independent drilling contractors.

         M.O. Rife, III, who serves as POWER's Board Chairman, owns 100% of Rife Oil Properties, Inc., and Rife Oil is one of POWER's major stockholders. On September 1, 1998, POWER secured an option to purchase Rife Oil Properties, Inc. for three million shares of POWER common stock.

OIL AND GAS PROPERTIES

         Glen Rose Q5

         The Company is currently developing the Glen Rose Q5 prospect located in the Manziel Field, Wood County. The "Q5" is considered a developmental prospect by virtue of its location within the prolific Manziel field. The Manziel Field is a highly productive structural complex that produces from all fault blocks in the numerous Cretaceous reservoirs, which include the Sub-Clarksville, Woodbine, Rodessa, Pittsburgh and Travis Peak. This prospect, to date, has produced over 522,000 BO and 342 MMCF of gas from two wells.

         The Q5 prospect totals 158 net acres, with two drilling locations and an 82% average net revenue interest. Prospect acquisition cost is $40,000. The estimate to drill a 9,000 ft. test covering all potential zones, including completion costs and logging, is $500,000. A joint venture arrangement will finance this project, which will commence drilling the test well in March of 1999.

         The Pittman Prospect

         The Pittman development prospect is also located in the prolific Manziel Field in Wood County, Texas. This 220-acre prospect is a development location 800-ft from a undeveloped 48 ft thick Paluxy oil sand drilled by Texaco in 1975 at a structurally equivalent position. The offset well encountered numerous deeper pay zones, but due to mechanical problems in the well, production was never established in this 48-ft oil zone. Sixty-nine wells have produced from the Paluxy in Manziel Field since its discovery in 1943. Total production from the Paluxy is over 22 million BO and 1 BCF, with a average well producing over 330,000 BO.

         The estimated reserves to be recovered from this prospect are 900,000 BO with an initial production rate of 300 BOPD. Estimated cost to drill and complete is $600,000. If productive, the prospect may allow an additional 1 to 3 wells to be drilled for the Paluxy.

         Red Town Ranch

         The Red Town Ranch Prospect, located in the central area of the East Texas Basin, is a low-cost drilling opportunity to discover sizeable oil & gas reserves by exploiting potential traps in a region known for high-volume hydrocarbon migration and production. This prospect has two primary drilling formations as its objective: Upper Cretaceous Woodbine Sandstone and the Lower Cretaceous Pettet Limestone.

         The Red Town Prospect, located in Leon County, consists of 1500 gross acres (1100 net). The Company has employed the Electro-Seise(R) application on this prospect and has assisted in identifying a drill site in the prospect. The Company has also compared those results to a 2D seismic line, which has confirmed our selection of a drill site.

         This prospect is situated on the Elkhart field structure that has produced 5 billion cubic feet of gas plus 23 million barrels of oil from the Woodbine sands and more than 50 billion cubic feet of gas plus 590 million barrels of oil from the Pettet Limestone. The proposed initial test well on the prospect is a 6500' Woodbine test to confirm the faulted reservoir trap.

         Anticipated production results from a successful well should be 250 BOPD equivalent and with estimated reserves of 300,000 BO. Estimated costs to acquire and drill are $500,000. Drilling an initial well on the approximately 1100 acres of Red Town Prospect acreage also earns the option to lease 7000 additional acres to the southwest at reasonable terms.

         The Nolan Prospect

         The Nolan Prospect, located in the northwest portion of East Texas Basin, is a 10,000' drilling opportunity to discover significant oil & gas reserves along the Lower Cretaceous James Reef Trend. James Limestone oil & gas production has been found along this trend in great quantities. In April 1998, Chevron reported $2 billion in James Reef reserve discoveries in federal offshore waters just off the Mississippi coast. In East Texas, a major James Reef field, Fairway Field, was discovered in 1960. Production from Fairway has totaled more than 200 million barrels of oil and 450 billion cubic feet of natural gas.

         The Nolan Prospect lies about 35 miles north of Fairway Field situated on the same early Cretaceous shelf as indicated by digital gravity studies and seismic mapping. The Nolan Prospect has the same reef characteristics as the Fairway Field. Proportionally compared to the Fairway James reef, the Nolan James reef anomaly is about 1/6th the size. Power's lease holdings in the prospect are continuing to increase within the 3000 acre prospect anomaly boundaries in anticipation of drilling in the near future.

         The cost to drill a 10,000' test well on this prospect, plus costs to acquire and complete geological surveys is approximately $850,000. As in the Red Town prospect, the Nolan has Electro-Seise(R) data coupled with traditional 2D seismic. Estimated production, assuming a successful well, could yield 400 BOPD with 10 MMCFPD of gas. Reserves in this prospect could be very significant.

         Polk County

         Currently, the Company and its partners have assembled 12,000 net acres of oil and gas leases in the Woodbine trend for its "Alaska" prospect located in Polk County, Texas. The Alaska Woodbine Prospect is one of a series of down-dip sandstone lenses that were deposited just offshore of the massive "Harris" reef, which was responsible for millions of barrels of oil and commensurate quantities of gas. Costs, including land, land men, bonus & brokerage, are averaging $150 per acre.


         Australian Exploration

         The Australian concession owned by the Company potentially represents one of the most lucrative exploration opportunities available in today's market. Preliminary geological analyses indicate a potentially large natural gas reserve. Directly north of the ATP 615 concession, a 200 megawatt electricity generation plant is converting from coal to natural gas, and has thus recently completed a 12 inch pipeline directly across the Company's lease for transportation of gas production to this facility. This creates a virtually unlimited demand for natural gas, and the utility has indicated their intention to purchase all gas produced by the Company. In addition, the governing authorities involved are aggressive in promoting oil and gas exploration in their region, and are thus very accommodating rather than restrictive. The combination of all these factors creates a very favorable atmosphere for gas exploration, greatly enhancing the potential for one of the most promising plays of the decade.

         An estimated 50 miles of 2D seismic data will be acquired, with an approximate total cost of $750,000. Cash requirements for this program will be staged as areas of interest are identified. Drilling costs are higher in Australia than in the US due to the limited number of available drilling rigs and the high cost of mobilization. Therefore, the Company will only mobilize one rig and continue its usage throughout the first stage of drilling which will include a total of 12 wells. The Company's financial projections assume a 50% success rate in this 12 well program; estimated drilling and completion requirements should total $3,000,000, with production income factored in.


         Corsicana Field

         On June 11, 1997 the Company acquired 650 oil wells situated on 4,500 acres of leased land in the Corsicana Field located in Corsicana, Texas. All of the wells are approximately 800 ft. to 1,000 ft. deep with 84.5 million gross barrels of oil in place. POWER has split the field into small AMI's (Area of Mutual Interest) in order to facilitate fund raising for the development of the field. Through Corsicana Drilling Partners, JV, POWER has already raised $300,000 of the $500,000 necessary for the first AMI.

         A reserve study was performed by Ultra Engineering & Consulting of Houston, Texas. The study, which was performed as of September 30, 1998, estimated net reserves of 21,744,477 recoverable barrels of oil. The value of future cash flows, discounted at 10% to present value, was estimated to be $63,868,634. At current commodity prices, the estimated future cash flow (not discounted) is $125 million.

         Production from the Corsicana Field has a virtually flat decline curve, thereby holding the leases for the foreseeable future. The leases carry an average net revenue interest of 80%.

TITLE TO PROPERTIES

         As is common industry practice, little or no investigation of title is made at the time of acquisition of undeveloped properties, other than a preliminary review of local mineral records. Title investigations are made, and in most cases, a title opinion of local counsel is obtained before commencement of drilling operations. POWER believes that the methods it utilizes for investigating title prior to the acquisition of any properties are consistent with practices customary in the oil and gas industry and that such practices are adequately designed to enable POWER to acquire good title to such properties. Some title risks, however, cannot be avoided, despite the use of customary industry practices.

         POWER's properties are generally subject to customary royalty and overriding royalty interests, liens incident to operating agreements, liens for current taxes and other burdens and minor encumbrances, easements and restrictions, and may be mortgaged to secure indebtedness of POWER. POWER believes that none of these burdens either materially detract from the value of such properties or materially interfere with their use in the operation of POWER's business.

OIL AND NATURAL GAS RESERVES

         On September 30, 1998, POWER's oil and natural gas interests were located in the state of Texas, as well as on the Australian continent. All reserves are located in the state of Texas; POWER has no reserves offshore.

         The following table summarizes POWER's reserves on September 30, 1998, and was prepared in accordance with the rules and regulations of the Commission:

                                                                   Oil (mbbls)
                                                                        -----
                                                                   1998        1997
                                                                   ----        ----
           Proved Developed and Undeveloped Reserves:
           Beginning of Year                                                       -
           Purchases of Minerals in Place                       22,528.5    22,529.8
           Revisions of previous estimates                        (779.9)          -
           Production                                               (4.1)     ( -1.3)
                                                                --------    --------
           End of Year                                          21,744.5    22,528.5
                                                                ========    ========
           Proved Developed Reserves:
           End of Year                                           3,785.0     4,568.6
                                                                ========    ========


RESERVES REPORTED TO OTHER AGENCIES

         Estimates of oil and gas reserves have not been filed with or included in reports to any federal authority or agency other than the Commission.


DRILLING ACTIVITIES

         POWER has performed tests on its Corsicana field and drilled a core well in March of 1998. Drilling is currently underway, and the field is expected to begin generating a revenue stream by February of 1999. The use of lateral well bores (horizontal) will limit the number of vertical wells required to extract fluid, and thus reduce overall drilling costs for the field.

         With respect to its drilling operations, POWER plans to concentrate on lower risk, development-type properties, generally consisting of drilling in reservoirs from which production is, or formerly was, being obtained while also drilling some wildcat and developmental wells. The drilling of development wells is subject to the normal risk of dry holes, or a failure to produce oil and natural gas in commercial quantities. The degree of risk varies depending, among other things, on the distance between the well and the nearest producing well, other available geological information and the geological features of the area.

All drilling activities are subject to the risk of encountering unusual or unexpected formations and pressures and other conditions that may result in financial losses or liabilities to third parties or governmental entities, many of which may not be covered by insurance. The number and type of wells drilled by POWER will vary depending on the amount of funds available for drilling, the cost of each well, the size of the fractional working interests acquired by POWER in each well and the estimated recoverable reserves attributable to each well.

         The primary terms of the oil and gas leases covering the majority of POWER's undeveloped acreage expire at various dates, generally ranging from 1 to 5 years. POWER can retain its interest in undeveloped acreage by drilling activity that establishes commercial reserves sufficient to maintain the lease. Certain of POWER's undeveloped acreage in Texas are being "held by production," for which expiration will not occur until production ceases from all wells on the particular leases.

SALES OF PRODUCING PROPERTIES AND UNDERDEVELOPED ACREAGE

         POWER evaluates properties on an ongoing basis to determine the economic viability of the property and whether such property enhances the objectives of POWER. During the course of normal business, POWER may dispose of producing properties and undeveloped acreage if POWER believes that such disposition is in its best interests.


PRODUCTS, MARKETS AND REVENUES

         Oil and natural gas are the principal products currently produced by POWER. POWER does not refine or process the oil and natural gas that it produces. POWER sells the oil it produces under short-term contracts at market prices in the areas in which the producing properties are located, generally at F.O.B. field prices posted by the principal purchaser of oil in such areas.

         The availability of a ready market for oil and natural gas and the prices of oil and natural gas are dependent upon a number of factors that are beyond the control of POWER. These factors include, among other things, the level of domestic production and economic activity generally, the availability of imported oil and natural gas, actions taken by foreign oil producing nations, the availability of natural gas pipelines with adequate capacity and other transportation facilities, the availability and marketing of other competitive fuels, fluctuating and seasonal demand for oil, natural gas and refined products and the extent of governmental regulation and taxation (under both present and future legislation) of the production, refining, transportation, pricing, use and allocation of oil, natural gas, refined products and substitute fuels. Accordingly, in view of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of the oil and natural gas from any producing well in which POWER has or may acquire an interest.

         Oil prices have been subject to significant fluctuations over the past decade. Levels of production maintained by the Organization of Petroleum Exporting Countries ("OPEC") member nations and other major oil producing countries are expected to continue to be a major determinant of oil price movements in the future. As a result, future oil price movements cannot be predicted with any certainty. Similarly, during the past several years, the market price for natural gas has been subject to significant fluctuations on a monthly basis as well as from year to year. These frequent changes in the market price make it impossible for POWER to predict natural gas price movements with any certainty.

         POWER cannot provide assurance that it will be able to market all oil or natural gas that POWER produces or, if such oil or natural gas can be marketed, that favorable price and contractual terms can be negotiated. Changes in oil and natural gas prices may significantly affect the revenues and cash flow of POWER and the value of its oil and natural gas properties. Further, significant declines in the prices of oil and natural gas may have a material adverse effect on the business and financial condition of POWER. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations.")

         In certain areas in which POWER engages in oil and natural gas production activities, the supply of oil and natural gas available for delivery from time to time exceeds the demand. During such times, companies purchasing oil and natural gas in such areas reduce the amount of oil and natural gas that they will purchase or "take." If buyers cannot be readily located for newly discovered oil and natural gas reserves, newly completed oil and natural gas wells may be shut-in for various periods of time. As a result, the over-supply of oil and natural gas in certain areas may cause POWER to experience "take" problems or may adversely affect POWER's ability to obtain contracts to market oil and natural gas discovered in wells in which POWER owns an interest.


DELIVERY COMMITMENTS

         POWER is not presently obligated to provide a fixed and determinable quantity of oil or natural gas under any existing contract or agreement.


COMPETITION

         The oil and natural gas industry is highly competitive. POWER encounters strong competition from other independent operators and from major oil companies in acquiring properties, in contracting for drilling equipment and in securing trained personnel. Many of these competitors have financial resources and staffs substantially larger than those available to POWER.

         Exploration and production of oil and natural gas is also affected by competition for drilling rigs and the availability of tubular goods and certain other equipment. While the oil and natural gas industry has experienced shortages of drilling rigs and equipment, pipe and personnel in the past, POWER is not presently experiencing any shortages and does not foresee any such shortages in the near future. POWER is unable to predict how long current market conditions will continue.

         Competition for attractive oil and natural gas producing properties, undeveloped leases and drilling rights is also strong, and POWER cannot provide assurance that it will be able to compete satisfactorily in the acquisition of such properties. Many major oil companies have publicly indicated their decisions to concentrate on overseas activities and have been actively marketing certain of their existing producing properties for sale to independent producers. There can be no assurance that POWER will be successful in acquiring any such properties.

 III.    REGULATION

         General

         POWER's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and natural gas production operations and economics are or have been affected by price control, tax and other laws relating to the oil and natural gas industry, by changes in such laws and by changing administrative regulations. There are currently no price controls on oil, condensate or NGLs. To the extent price controls remain applicable after the enactment of the Natural Gas Wellhead Decontrol Act of 1989, POWER is of the opinion that such controls will not have a significant impact on the prices received by POWER for natural gas produced in the near future.

         Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual members, compliance with which is often difficult and costly and certain of which carry substantial penalties for the failure to comply. POWER cannot predict how existing regulations may be interpreted by enforcement agencies or the courts, nor whether amendments or additional regulations will be adopted, nor what effect such interpretations and changes may have on POWER's business or financial condition.

         Natural Gas Regulation

         Historically, interstate pipeline companies generally acted as wholesale merchants by purchasing natural gas from producers and reselling the natural gas to local distribution companies and large end users. Commencing in late 1985, the Federal Energy Regulatory Commission (the "FERC") issued a series of orders that have had a major impact on interstate natural gas pipeline operations, services, and rates, and thus have significantly altered the marketing and price of natural gas. The FERC's key rule making action, Order No. 636 ("Order 636"), issued in April 1992, required each interstate pipeline to, among other things, "unbundle" its traditional bundled sales services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and standby sales and natural gas balancing services), and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes natural gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as POWER; however, pipeline companies and their affiliates were not required to remain "merchants" of natural gas, and most of the interstate pipeline companies have become "transporters only." In subsequent orders, the FERC largely affirmed the major features of Order 636 and denied a stay of the implementation of the new rules pending judicial review. By the end of 1994, the FERC had concluded the Order 636 restructuring proceedings, and, in general, accepted rate filings implementing Order 636 on every major interstate pipeline. However, even through the implementation of Order 636 on individual interstate pipelines is essentially complete, many of the individual pipeline restructuring proceedings, as well as Order 636 itself and the regulations promulgated thereunder, are subject to pending appellate review and could possibly be changed as a result of future court orders. POWER cannot predict whether the FERC's orders will be affirmed on appeal or what the effects will be on its business. In recent years the FERC also has pursued a number of other important policy initiatives which could significantly affect the marketing of natural gas. Some of the more notable of these regulatory initiatives include (i) a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate pipeline owned gathering facilities by interstate pipelines to their affiliates (the so-called "spin down" of previously regulated gathering facilities to the pipeline's nonregulated affiliate), (ii) the completion of a rule making involving the regulation of pipelines with marketing affiliates under Order No. 497, (iii) the FERC's ongoing efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange, (iv) a generic inquiry into the pricing of interstate pipeline capacity, (v) efforts to refine the FERC's regulations controlling operation of the secondary market for released pipeline capacity, and (vi) a policy statement regarding market based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin downs," may have the adverse effect of increasing the cost of doing business on some in the industry as a result of the monopolization of those facilities by their new, unregulated owners. The FERC has attempted to address some of these concerns in its orders authorizing such "spin downs," but it remains to be seen what effect these activities will have on access to markets and the cost to do business. As to all of these recent FERC initiatives, the ongoing, or in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on POWER's business.

         Federal Taxation

         The federal government may propose tax initiatives that affect the oil and natural gas industry, including POWER. Due to the preliminary nature of these proposals, POWER is unable to determine what effect, if any, the proposals would have on product demand or POWER's results of operations.

         State Regulation

         The various states in which POWER conducts activities regulate the drilling, operation and production of oil and natural gas wells, such as the method of developing new fields, spacing of wells, the prevention and clean-up of pollution, and maximum daily production allowables based on market demand and conservation considerations.

         Environmental Regulation

         POWER's exploration, development and production of oil and gas, including its operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. POWER's domestic activities are subject to a variety of environmental laws and regulations, including, but not limited to, the Oil Pollution Act of 1990 ("OPA"), the Clean Water Act ("CWA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Air Act ("CAA") and the Safe Drinking Water Act ("SDWA"), as well as state regulations promulgated under comparable state statutes. POWER also is subject to regulations governing the handling, transportation, storage and disposal of naturally occurring radioactive materials that are found in its oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species and impose substantial liabilities for cleanup of pollution.

         Under the OPA, a release of oil into water or other areas designated by the statue could result in POWER being held responsible for the costs of remediating such a release, certain OPA specified damages and natural resource damages. The extent of that liability could be extensive, as set forth in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in POWER being held responsible under the CWA for the cost of remediation, and civil and criminal fines and penalties.

         CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substance" into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including, but not limited to, crude oil, gas and natural gas liquids from the definition of hazardous substance, POWER's operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

         RCRA and comparable state and local requirements impose standards for the management, including treatment, storage and disposal of both hazardous and nonhazardous solid wastes. POWER generates hazardous and nonhazardous solid waste in connection with its routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during pipeline, drilling and production operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to must more stringent handling, transportation, storage, disposal and clean-up requirements. This development could have a significant impact on POWER's operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact.

         Because oil and gas exploration and production, and possibly other activities, have been conducted at some of POWER's properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances require remediation. In addition, POWER has agreed to indemnify Sellers of producing properties from whom POWER has acquired reserves against certain liabilities for environmental claims associated with such properties. While POWER does not believe the costs to be incurred by POWER for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

         Additionally, in the course of POWER's routine oil and gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and POWER incurs costs for waste handling and environmental compliance. Moreover, POWER is able to control directly the operations of only those wells for which it acts as the operator. Notwithstanding POWER's lack of control over wells owned by POWER but operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to POWER.

         It is not anticipated that POWER will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, POWER is unable to predict the ultimate cost of compliance. There can be no assurance that more stringent laws and regulations protecting the environment will not be adopted or that POWER will not otherwise incur material expenses in connection with environmental laws and regulations in the future.

         Other Proposed Legislation

         In the past, Congress has been very active in the area of natural gas regulation. Legislative proposals are pending in various states which, if enacted, could significantly affect the petroleum industry. POWER cannot predict which proposals, if any, may actually be enacted by Congress or any of the state legislatures, and what impact, if any, such proposals may have on POWER's operations.

  IV.    ADMINISTRATION

EMPLOYEES

         As of September 30, 1998, POWER employed 25 persons of whom 2 are involved in field operations, 6 are involved in manufacturing, and 17 were engaged in office and administrative activities.


EXECUTIVE OFFICERS

M.O. Rife III, Chairman; Director

Mr. Rife was born in Fort Worth, Texas in 1939. His family has been in the oil industry for three generations. His grandfather retired from Gulf Oil as a production superintendent and his father was an independent oil and gas operator for over forty years. Mr. Rife attended Texas Christian University and began working in the oil field when he was eighteen. He worked with his father for 15 years, then started his own company, RIFE OIL PROPERTIES, INC. He has been involved in the drilling, completion and operating of over 500 wells throughout the mid-continent Region. Currently Rife Oil Properties, Inc.
operates over 800 wells in Texas.

Guy Pyron, Chief Executive Officer, Director, Executive Committee

Mr. Pyron first became interested in the oil and gas business in the early 1970's as an investor. After drilling several wells he formed Pyron Exploration and Drilling Corp., "PEDCO," headquartered in Dallas, Texas. From the middle 1970's through the early 1990's his Company was directly involved in drilling and operating over 500 oil and gas wells throughout the mid-continent region. During this time, he raised several million dollars for drilling and exploration, and achieved an overall success ratio of 80%. Mr. Pyron's experience includes oversight of all operations of an oil and gas company. His drilling company built its own drilling rigs, and drilled and operated wells for its own account as well as for numerous independent operators both large and small. Prior to becoming involved in the oil and gas business, Mr. Pyron was a successful real estate broker and developer in the Dallas Metroplex. During his real estate career, he was responsible for developing large parcels of tract homes. Mr. Pyron also was responsible for raising equity capital totaling millions of dollars for real estate investment. In 1994, Mr. Pyron sold his company and moved to Tyler, Texas where he became a partner with long time friend and Geophysicist, Jack Gallacher. In April 1996 they, along with Geologist Stan Harris, developed 23 Cotton Valley Reef Prospects. With financial partners from Houston, they leased more than 35,000 acres.

Jack D. Gallacher, Director

Mr. Gallacher has mapped many basins in the U.S. and Canada with seismic data and subsurface well information. He developed sophisticated proprietary techniques, which have contributed greatly to a very successful oil and gas finding career of 53 years. Mr. Gallacher resided in Canada from 1950 to 1975, where his exploration team Lakeshore Exploration Ltd. had a seventy percent (70%) success ratio in finding commercial reef production, along with several oil producing fields. He moved to Tyler, Texas in 1975, and pursued the East Texas Smackover formation with a fifty percent (50%) wildcatting success ratio, resulting in seven (7) new Smackover fields and several other sand and carbonate fields. His companies were Orbit Oil and Gas, and Power Exploration Company, Inc. During this later period, he conceived and sponsored the development of several computer programs to aid in cutting the costs of exploration by identifying the fairways where oil and gas would be found. His data library includes some 10,000 miles of interpreted seismic data, over 50,000 well logs and other important data used in making maps, which define prospects in these areas. Mr. Gallacher recently created two major regional geologic studies in East Texas that became part of a new program. One of Mr. Gallacher's studies resulted in defining the currently active Cotton Valley Reef trend that is attracting attention as a world class gas producing play. Along with other partners, he raised sufficient capital to identify prospects using 2D seismic, acquire in excess of 20,000 acres of leases, and place the program with a large independent oil and gas firm to perform the necessary 3D seismic studies and to drill the prospects. Drilling the first of the prospects is now in progress. Messrs. Pyron and Gallacher are now developing and leasing prospects across Texas, Louisiana and Mississippi under a non-exclusive contract with Cheyenne Petroleum. This project resulted in 40,000 acres of new leases in 1997. After 3D seismic evaluation is completed; drilling is scheduled to commence on these prospects in the third quarter of this year.

Joe Bennett, Chief Operating Officer, Director, Executive Committee

Mr. Bennett was born in Graham, Texas in 1946. His family has been involved in the oil industry as independent oil and gas operators in North Texas for three generations. Mr. Bennett attended the University of Texas at Austin studying petroleum engineering. At the age of sixteen he began working summers in the oil field for the family business. He has over 30 years of experience in developing exploration projects, drilling and completing wells, and all phases of operations. From 1976 to 1980 Mr. Bennett helped organize and start up an aircraft overhaul business that employed over 100 people. As C.O.O., he was responsible for all operations and marketing. In 1981 Mr. Bennett became President and CEO of Bennett Resources, Inc. As head of the family business, he directed the development of exploration projects in Texas, Oklahoma, Kansas, Illinois, Kentucky and Tennessee. In 1994 Mr. Bennett joined Rife Oil Properties, Inc. as VP Operations. His primary responsibilities were to oversee the company's stripper well acquisition program and to manage all operations of these properties using new production technology.

Mark S. Zouvas, Chief Financial Officer, Executive Committee

Mr. Zouvas has a BA from the University of California at Berkeley (Accounting and Real Estate). As a staff auditor with Price Waterhouse, he performed services for clients in the banking and real estate industries. Mr. Zouvas has been involved in several venture capital transactions over the past five years. He is a Licensed Real Estate Broker in California and a Certified Public Accountant.

FACILITIES

GENERAL

         POWER leases approximately 2,500 square feet of office space in Fort Worth, Texas, for its corporate offices. The 90-day lease is for and requires a monthly rental payment of approximately $2,000. POWER considers this space adequate for its present needs. In addition, Oil Retrieval Systems, Inc. located in Fort Worth, Texas is approximately 16,982 SF with a monthly rental of $4,118. POWER also has a satellite office in Tyler, along with a small field office and yard in Corsicana, Texas.

OTHER

         For a description of POWER's oil and natural gas properties, oil and gas reserves, acreage, wells, production and drilling activity. (see "Business.")



V.    GLOSSARY OF SELECTED OIL AND NATURAL GAS TERMS

         The following are abbreviations and definitions of certain terms commonly used in the oil and natural gas industry and this Prospectus.

         "AMI." Area of Mutual Interest. A federal income tax term used in allocating geophysical and geological costs to certain properties. A large-scale geophysical survey may indicate several areas of interest. The cost of the survey must be allocated to each area of interest, and when leases are obtained therein, the geophysical costs become part of the basis of the property.

         "Bbl." One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

         "Boe." Barrel oil equivalents.

         "COMPLETED WELL." The completion of a well or a completed well refers to the installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

         "DEVELOPED ACREAGE." Acreage spaced or assignable to productive wells.

         "DEVELOPMENT WELL." A well drilled within the proven boundaries of an oil or natural gas reservoir with the intention of completing the strategraphic horizon known to be productive.

         "DRY HOLE." An exploratory or development well found to be incapable of producing either oil and natural gas in sufficient economic quantities to justify completion of a well.

         "EXPLORATORY WELL." A well drilled within no proven boundaries of an oil or natural gas reservoir.

         "GROSS ACRE." An acre in which a working interest is owned.

         "GROSS WELL(S)." A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which working interests are owned.

         "INFILL DRILLING." Drilling of a well between known producing wells to better exploit the reservoir.

         "Mcf." One thousand cubic feet of natural gas.

         "NET ACRE(S)." A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The total of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and percentages thereof.

         "NET WELL(S)." A net well is deemed to exist when the sum of the fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and percentages thereof.

         "OVERRIDING ROYALTY INTEREST." An interest in an oil and/or natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

         "PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES." The present value of estimated future net revenues is an estimate of future net revenues from a property at its acquisition date, at December 31, 1997, or as otherwise indicated, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. The future net revenues have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the net revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made using constant oil and natural gas prices and operating costs at the acquisition date, at December 31, 1997, or as otherwise indicated. POWER believes that the present value of estimated future net revenues before income taxes, while not in accordance with generally accepted accounting principles, is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions.

         "PRODUCING WELL," "PRODUCTION WELL" OR "PRODUCTIVE WELL." A well that is producing oil or natural gas or that is capable of production.

         "PROVED BEHIND-PIPE." Proved reserves that are currently behind the pipe of an existing well that are expected to be productive due to the wells log characteristics and the analogous production of other wells in the immediate vicinity.

         "PROVED DEVELOPED RESERVES." Proved developed reserves are those quantities of oil, natural gas and NGLs that, upon analysis of geological and engineering data, are expected with reasonable certainty to be recoverable in the future from known oil and natural gas reservoirs under existing economic and operating conditions. This classification includes: (a) proved developed producing reserves, which are those expected to be recovered from currently producing zones under continuation of present operating methods; and (b) proved developed nonproducing reserves, which consist of (i) reserves from wells that have been completed and tested but are not yet producing due to lack of market or minor completion problems that are expected to be corrected, and (ii) reserves currently behind the pipe in existing wells which are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the well.

         "PROVED NONPRODUCING RESERVES." Proved nonproducing reserves include proved behind-pipe reserves and proved undeveloped reserves.

         "PROVED RESERVES." The estimated quantities of crude oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

         "PROVED UNDEVELOPED RESERVES." Proved reserves that may be expected to be recovered from existing wells that will require a relatively major expenditure to develop or from undrilled acreage adjacent to productive units that are reasonably certain of production when drilled.

         "UNDEVELOPED ACREAGE." As defined by the Commission, undeveloped acreage is considered to be lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves. in connection herewith.

         "WORKING INTEREST." The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks


  VI.    LEGAL PROCEEDINGS

         A former employee of Oil Retrieval Systems, Inc. (a subsidiary of the Company) has filed a sexual harassment complaint with the City of Fort Worth. The Company agreed to engage in mediation which resulted in the Company paying $20,000 in exchange for a full and final release from the employee.

         In other legal matters, the Company has filed an administrative claim with the Bankruptcy Court to recover $30,000 from Southern Equipment.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the last 3 months of the fiscal year ended September 30, 1998, the only matters submitted by POWER to a vote of its shareholders through the solicitation of proxies or otherwise were those submitted at the Stockholder's Annual Meeting held on July 24, 1998. The company's shareholders voted to amend the corporation's Articles of Incorporation to change its name from Titan Energy Corporation to Power Exploration, Inc. This follows the decision by the board, which was ratified by shareholders, to acquire certain assets of Power Exploration Company, Inc. for a total of two million common shares. Separately, the company's shareholders voted to change the company's domicile from the state Colorado to the state of Nevada. As a result of the change in domicile, the following persons were appointed to the board of directors of Power Exploration., Inc.: M. O. Rife, III, Guy Pyron, Jack Gallacher, Joe B. Bennett, and Thom Schliem. Shareholders approved the proposal to amend the Articles of Incorporation and authorized 50 million shares of common stock at par value of $0.02. The shareholders also approved the proposal to amend the Articles of Incorporation and approved authorization of 10 million non-voting, 8 percent cumulative preferred stock.

 VII.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

MARKET INFORMATION

         POWER's Common Stock is currently quoted on the Electronic Bulletin Board under the symbol "PWRX," but there is limited trading in the Common Stock. The following table sets forth the high and low bid prices from October 1, 1997 through September 30, 1998, based upon quotations periodically published on the OTC. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                                               HIGH        LOW
Fiscal Year ended September 30, 1997
     October, November, & December             7.63       5.00
     January, February, & March                1.75       0.44
     April, May, & June                        1.75       0.43
     July, August, & September                 3.57       1.06

Fiscal Year ended September 30, 1998
     October, November, & December             1.88       0.63
     January, February, & March                1.75       0.44
     April, May, & June                        1.75       0.43
     July, August, & September                 0.95       0.40

         The bid price for the Common Stock was $0.50 on December 1, 1998. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         POWER is attempting to comply with certain listing criteria, including minimum equity, share price, public float and market maker requirements and intends to apply for inclusion of its Common Stock on The Nasdaq Stock Market National Market ("Nasdaq National Market") or Small Cap Market when POWER is able to satisfy such requirements. POWER cannot insure that it will be successful in any application to have the Common Stock quoted on The Nasdaq National Market or Small Cap Market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

SHAREHOLDERS

         According to the records of POWER's transfer agent, there were 2,057 holders of record of the Common Stock on September 30, 1998 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders).

DIVIDENDS

         POWER has not paid any cash dividends on its Common Stock, and does not anticipate paying cash dividends on its Common Stock in the next year. POWER anticipates that any income generated in the foreseeable future will be retained for the development and expansion of its business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of POWER and other factors that the Board of Directors deems relevant.

SELECTED FINANCIAL DATA

         The following table presents selected historical financial data for POWER. The financial data should be read in conjunction with POWER's financial statements, the notes thereto and the other financial information, including proforma information, included elsewhere herein. In the opinion of management of POWER, the data presented reflect all adjustments considered necessary for a fair presentation of the results for such periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere herein.

                                                                                    FISCAL YEAR ENDED
                                                                               Sept 30, 98     Sept 30, 97
Statement of Operations Data:
Revenues:
Oil and natural gas                                                           $     47,138    $     22,714
Other                                                                              398,970          90,000
Total revenues                                                                     446,108         112,714

Oil & Gas Expenses:
Oil and natural gas production                                                     505,642         155,948
Depreciation, depletion and amortization                                             4,394             826

Other Costs and Expenses:
General and administrative                                                       2,171,255         547,173
Interest expense                                                                   445,633          70,295
Total Expenses                                                                   2,616,888         617,468
Income (loss) before income taxes                                               (2,695,817)       (628,961)
Income taxes                                                                             0               0
Net income (loss)                                                               (2,695,817)       (628,961)
Net income (loss) per share                                                          (0.26)          (0.17)
Weighted average common and common equivalent shares outstanding.               10,435,748       3,720,412

                                                                                   FISCAL YEAR ENDED
                                                                               Sept 30, 98    Sept 30, 97
Balance Sheet Data:
Current assets                                                                $    738,635   $    693,309
Oil and gas properties, net                                                      6,703,781      6,560,045
Total assets                                                                     7,707,036      7,559,509
Current liabilities                                                              1,741,025      2,170,507
Long-term debt                                                                           0              0
Stockholders' equity                                                             5,966,011      5,389,002

VIII. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Comparison of Years Ended September 30, 1997 and September 30, 1998

         Revenues

         Oil and gas sales increased $24,424, or 108%, to $47,138 for the fiscal year ended September 30, 1998 from $22,714 for the fiscal year ended September 30, 1997. Equipment sales increased $308,970, or 343%, to $398,970 for the fiscal year ended September 30, 1998 from $90,000 for the fiscal year ended September 30, 1997. Even with these large increases in revenue, income was far short of expenses. To date, POWER has been putting the necessary components in place to create ongoing income, and these efforts should begin to be realized during the 1999 fiscal year.

         Costs and Expenses

         POWER's general and administrative expenses increased $1,624,082, or 297%, to $2,171,255 for the fiscal year ended September 30, 1998 from $547,173 for the fiscal year ended September 30, 1997. While this is a large increase, general and administrative expenses as a percentage of net sales are essentially flat at 487% for 1998 and 486% for 1997. The change in the dollar amount of general and administrative expenses was due primarily to increased consulting fees which accounted for 36% of all general and administrative expenses, and 29% of total expenses. Other major components of general and administrative expenses included officer's salaries at 7%, amortization at 7%, non-officer salaries at 5%, and legal fees at 5%. Separately, lease operating expenses increased $176,338 to $228,632 for 1998 from $52,294 in 1997 resulting from the addition of new leased properties.

         Net Income (Loss)

         Net loss for the fiscal year ended September 30, 1998 was $2,695,817, or $.26 per share, compared to a loss of $628,961, or $.17 per share, for the fiscal year ended September 30, 1997. This $2,066,856 increase was primarily the result of the increase in general and administrative expenses as more fully described above. Net cash used in operating activities was $877,942 for the fiscal year ended September 30, 1998, and $231,206 for the fiscal year ended September 30, 1997, representing an increase of 280% in cash usage. All cash activities of the business produced a $34,457 increase in cash for the fiscal year ended September 30, 1998, as compared to a $87,526 increase for the fiscal year ended September 30, 1997.



         DESCRIPTION OF BUSINESS

         POWER, along with its wholly owned subsidiaries, is a developmental global resource company engaged in oil and gas exploration. In addition to exploration and development of new properties, POWER redevelops currently producing oil and gas fields, and researches and develops exploration and recovery technologies, including the manufacture of new, cutting-edge oil recovery equipment.

         POWER focuses its exploration on its significant holdings in East Texas, Louisiana, and Australia. The Company is developing production recovery of existing fields in Corsicana, Texas and other areas of the region where fields have been depleted by conventional lifting methods, but where significant, proven reserves of oil still remain. Utilizing the latest technology, these fields can become commercially viable and provide long-term revenue streams. POWER also has plans to utilize new technology in its primary exploration efforts, especially related to its Australian concession and the East Texas basin.

         POWER has identified two hydrocarbon detection exploration methods that have consistently delivered strong results. These technologies could significantly reduce the risk associated with exploration thereby creating greater economic potential. They have both been extensively tested and analogized against producing fields to verify accuracy.

         Additional recovery methods to be employed by POWER have also yielded positive results in recent application tests. The first process involves the use of a controlled, under-balanced horizontal drilling technique in retrieving secondary production from fields whose depletion curves have flattened. This process has been used extensively in the higher-pressure environments, like the Austin-Chalk, however it has not been widely applied to shallow depth, depleted reservoirs.

         A supplemental process to the horizontal drilling methods described above is the use of an alkaline-surfactant aided polymer flood. Water floods have been the predominate method for retrieving oil from depleted fields. A polymer flood builds a wall, which coupled with the alkaline-surfactant, helps "push" oil from the reservoir into the well bore. The spacing and permeability characteristics of POWER's Corsicana field are prime candidates for this process. The presence of the horizontal well creates a larger well bore in which fluid (oil) can enter and can increase production ten fold to that of a vertical well.

         After being a small energy company for a number of years and prior to the acquisition of its core businesses, POWER had no meaningful financial presence and was inactive with respect to generating income. Prior to its acquisition of the core businesses, POWER had total assets of less than $10,000. Net income for the year ending September 30, 1996 was $0.

LIQUIDITY AND CAPITAL RESOURCES

         General

         POWER's working capital deficit on September 30, 1998 was $1,002,390 compared to a deficit of $1,477,198 on September 30, 1997. This $474,808 increase in working capital resulted primarily from the reduction in debt to related parties; this debt was eliminated through the issuance of shares of the company's stock. POWER had a current ratio of 0.4 for the fiscal year ended September 30, 1998, as compared to 0.8 for the fiscal year ended September 30, 1997. A comparison of other ratios that measure financial performance show no change in the quick ratio of 0.2, net worth to assets at 0.8 and 0.7 respectively, and debt to net worth of (2.4) and (1.9) respectively. This data all highlights POWER's need to raise additional capital, to convert some short-term debt into long-term debt, or to incur long-term debt.

         Long-Term Debt

         On September 30, 1998, POWER had no long-term debt. Although 87% of POWER's assets are comprised of oil and gas properties that are not a current asset, all of POWER's borrowings have been short term in nature. This has aggravated POWER's cash position and produced lower measures of financial performance than would otherwise be possible.

         Sale of Equity

         POWER was indebted to Benchmark Equity Group, Inc. under terms of a line of credit promissory note dated May 7, 1998 in the amount of $500,000. This line of credit had an interest rate of 12% and a maturity date of October 7, 1998. At September 30, 1998, $500,000 was outstanding under the note. The note was paid through the issuance of 500,000 common shares ($1.00 of debt per share) on October 7, 1998. The note was collateralized by all fixed, real, tangible and intangible assets owned by POWER, and the collateral was released upon the subsequent conversion of the note.

         Stock Issued for Services

During the 1998 fiscal year, POWER issued 3,339,372 shares of stock as payment. Of these shares, 1,100,000 shares were for services rendered, 1,000,000 shares were for the conversion of a note payable, and 1,239,372 shares were for the conversion of debentures.

         Need to Raise Additional Capital

         The growth of POWER's business will require substantial capital on a continuing basis. There is no assurance that any such required additional funds would be available on satisfactory terms and conditions, if at all. There is also no assurance that POWER will not pursue, from time to time, opportunities to acquire oil and natural gas properties and businesses that may utilize the capital currently expected to be available for its present operations. The amount and timing of POWER's future capital requirements, if any, will depend upon a number of factors, including drilling costs, transportation costs, equipment costs, marketing expenses, staffing levels and competitive conditions, and any purchases or dispositions of assets, many of which are not within POWER's control. Failure to obtain any required additional financing could materially adversely affect the growth, cash flow and earnings of POWER. In addition, POWER's pursuit of additional capital could result in the incurrence of additional debt or potentially dilutive issuances of additional equity securities.

INFLATION AND CHANGING PRICES

         The impact of inflation, as always, is difficult to assess. In 1997 and through the first quarter of 1998, POWER has experienced a weakness in prices received for its oil and natural gas production. POWER cannot anticipate whether the present level of inflation will remain, however, a sudden increase in inflation and/or an increase in operating costs or drilling costs coupled with a continuation of low oil prices could have an adverse effect on the operations of POWER.


YEAR 2000 COMPLIANCE

         POWER's management has conducted a review of its information systems and related data-processing activities to assess its exposure to the Year 2000 issue. As a result, POWER has upgraded the operating software on some of its computers to a Year 2000 compliant system. POWER has purchased an upgrade to its accounting software that is Year 2000 compliant; this upgrade will be installed and operational on or before March 31, 1999.

         POWER currently uses Year 2000 compliant engineering evaluation software for acquisition analysis, as well as internal engineering applications. POWER's spreadsheet and word processing software is also Year 2000 compliant.

         POWER has potential Year 2000 exposure with regard to its third party relationships and services including its bank and bank accounts and other vendor and/or service providers who utilize computers. Though POWER has no control over Year 2000 compliance implementation by these parties, POWER has inquired and been assured that all of POWER's service providers currently are, or will be Year 2000 compliant.


ITEM 7   FINANCIAL STATEMENTS

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998






                                      INDEX




INDEPENDENT AUDITORS' REPORT                                                              1


CONSOLIDATED BALANCE SHEETS                                                               2


CONSOLIDATED STATEMENTS OF OPERATIONS                                                     3


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                                            4


CONSOLIDATED STATEMENTS OF CASH FLOWS                                                     5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                           6 - 22

                          INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
POWER EXPLORATION, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of POWER EXPLORATION, INC. AND SUBSIDIARIES as of September 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of POWER EXPLORATION, INC. AND SUBSIDIARIES as of September 30, 1998 and 1997 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note ____ to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note ______. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                    Certified Public Accountants
New York, New York
October 30, 1998
Except for Notes 7 and 14 as to
which the date is January 11, 1999

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30,

         ASSETS                                           1998              1997
                                                      ------------      ------------
CURRENT ASSETS
  Cash                                                $    129,901      $     95,444
  Accounts Receivable                                       11,477            35,482
Receivable - Related Party                                 121,253                --
  Inventory                                                352,462           553,154
  Prepaid Expenses                                         123,542             9,229
                                                      ------------      ------------
      Total Current Assets                                 738,635           693,309
                                                      ------------      ------------

OIL AND GAS PROPERTIES, FULL COST METHOD
  Properties being amortized                             5,396,496         5,050,000
  Properties not subject to amortization                 1,312,505         1,510,871
                                                      ------------      ------------
                                                         6,709,001         6,560,871
  Less: Accumulated depreciation, depletion
   and amortization                                         (5,220)             (826)
                                                      ------------      ------------
    Net Oil and Gas Properties                           6,703,781         6,560,045
                                                      ------------      ------------

PROPERTY AND EQUIPMENT, Net of Accumulated
 Depreciation of $46,037 and $12,634                       250,774           228,706
                                                      ------------      ------------

OTHER ASSETS                                                13,846            77,449
                                                      ------------      ------------

      TOTAL ASSETS                                    $  7,707,036      $  7,559,509
                                                      ============      ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses               $    416,217      $    100,707
  Customer Deposits                                        110,000           107,300
  Advances Payable                                          22,500                --
  Debentures Payable, net of unamortized discount
   of  $7,692 and $130,500                                 242,308           652,500
  Notes Payable                                            900,000                --
Notes Payable - Related Party                               50,000         1,310,000
                                                      ------------      ------------
      Total Liabilities                                  1,741,025         2,170,507
                                                      ------------      ------------

STOCKHOLDERS' EQUITY
  Common Stock, $.02 par value; 15,000,000 shares
   Authorized, 11,060,925 and  7,721,553 shares
   issued and outstanding, respectively                    221,218           154,431
  Additional Paid-in Capital                            10,415,872         7,209,833
  Accumulated Deficit                                   (4,671,079)       (1,975,262)
                                                      ------------      ------------
      Total Stockholders' Equity                         5,966,011         5,389,002
                                                      ------------      ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  7,707,036      $  7,559,509
                                                      ============      ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED SEPTEMBER 30,



                                                      1998             1997
                                                  ------------     ------------
REVENUE
  Oil and Gas Sales                               $     47,138      $     22,714
  Equipment Sales                                      398,970            90,000
                                                  ------------      ------------

                                                       446,108          112,714
                                                  ------------      ------------
COST OF REVENUE
  Lease Operating                                      228,632            52,294
  Production Taxes                                       1,949             1,052
  Depreciation, Depletion and Amortization               4,394               826
  Cost of Equipment Sales                              290,062           102,602
                                                  ------------      ------------

                                                       525,037           156,774
                                                  ------------      ------------

GROSS PROFIT                                           (78,929)          (44,060)
                                                  ------------      ------------

EXPENSES
  General and Administrative                         2,171,255           547,173
  Interest Expense                                     445,633            70,295
                                                  ------------      ------------

TOTAL EXPENSES                                       2,616,888           617,468
                                                  ------------      ------------

LOSS BEFORE OTHER INCOME AND
 PROVISION FOR INCOME TAXES                         (2,695,817)         (661,528)

OTHER INCOME                                                --            32,567
                                                  ------------      ------------

LOSS BEFORE PROVISION FOR INCOME TAXES              (2,695,817)         (628,961)

PROVISION FOR INCOME TAXES                                  --                --
                                                  ------------      ------------

NET LOSS                                          $ (2,695,817)     $   (628,961)
                                                  ============      ============

LOSS PER SHARE                                    $       (.26)     $       (.17)
                                                  ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       10,435,748         3,720,412
                                                  ============      ============


The Accompanying Notes are an Integral Part of These Financial Statements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997



                                                            Common Stock              Additional
                                                     ---------------------------        Paid-In       Accumulated
                                                         Shares         Amount          Capital         Deficit           Total
                                                     -----------     -----------      -----------     -----------      -----------
Balance - September 30, 1996                           1,886,851     $ 1,301,951      $        --     $(1,305,780)     $    (3,829)

Adjustment to Par Value                                       --      (1,264,214)       1,264,214              --               --
Issuance of Shares for Oil
 Retrieval Systems, Inc.                               2,500,000          50,000          280,000              --          330,000
Issuance of Shares for Oil
 Seeps, Inc.                                             400,000           8,000        1,192,000              --        1,200,000
Adjustment to Record Subsidiaries                             --              --           46,213         (40,521)           5,692
Issuance of Shares for Properties                      2,000,000          40,000        3,710,000              --        3,750,000
Issuance of Shares in Conversion of Debt                 434,702           8,694          458,306              --          467,000
Adjustment for Discount on Bonds                              --              --          (93,400)             --          (93,400)
Issuance of Shares for Services                          500,000          10,000          352,500              --          362,500
Net Loss                                                      --              --               --        (628,961)        (628,961)
                                                     -----------     -----------      -----------      -----------     -----------

Balance - September 30, 1997                           7,721,553         154,431        7,209,833      (1,975,262)       5,389,002

Issuance of Shares for Services                        1,100,000          22,000          665,500              --          687,500
Issuance of Shares in Conversion of Note Payable       1,000,000          20,000        1,323,381              --        1,343,381
Issuance of Shares in Conversion of Debentures         1,239,372          24,787          696,803              --          721,590
Issuance of Warrants                                          --              --          520,355              --          520,355
Net Loss                                                      --              --               --      (2,695,817)      (2,695,817)
                                                     -----------     -----------      -----------      -----------     -----------

Balance - September 30, 1998                          11,060,925     $   221,218      $10,415,872     $(4,671,079)     $ 5,966,011
                                                     ===========     ===========      ===========     ===========     ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30,



                                                           1998            1997
                                                        -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $(2,695,817)    $  (628,961)

Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Interest Expense                                          290,233              --
  Bad Debt Expense                                           47,180              --
  Depreciation, Depletion and Amortization                   37,797          13,460
  Amortization of Loan Fees                                 187,065              --
  Amortization of Discount on Bonds Payable                  72,791          93,400
  Write-Down of Inventory                                   127,380              --
  Issuance of Shares for Services                           708,205         362,500
  (Increase) in Receivables                                 (23,175)        (35,482)
  (Increase) in Receivable - Related Party                 (121,253)             --
  (Increase) Decrease in Inventory                           73,312        (223,154)
  (Increase) in Prepaid Expenses                             (4,358)         (9,229)
  Increase in Accounts Payable and Accrued Expenses         397,498         100,707
  Increase in Customer Deposits                               2,700         107,300
  Increase (Decrease) in Advances Payable                    22,500         (11,747)
                                                        -----------     -----------
      Net Cash (Used) in Operating Activities              (877,942)       (231,206)
                                                        -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of Oil and Gas Properties                            200,000              --
  Cost of Oil and Gas Properties                           (348,130)       (310,871)
  Purchase of Property and Equipment                        (55,471)       (241,340)
  Adjustment for Acquisition of Subsidiaries                     --          (9,057)
                                                        -----------     -----------
      Net Cash (Used) in Investing Activities              (203,601)       (561,268)
                                                        -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Borrowings                                1,050,000          80,000
  Repayment of Borrowings                                  (110,000)        (70,000)
  Net Proceeds From Sale of Debentures                      176,000         870,000
                                                        -----------     -----------
      Net Cash Provided by Financing Activities           1,116,000         880,000
                                                        -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    34,457          87,526

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              95,444           7,918
                                                        -----------     -----------

CASH AND CASH EQUIVALENTS - SEPTEMBER 30,               $   129,901     $    95,444
                                                        ===========     ===========
CASH PAID DURING THE YEAR FOR:
  Interest Expense                                      $     4,581     $        --
  Income Taxes                                                   --              --



The Accompanying Notes are an Integral Part of These Financial Statements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Nature of Operations
                  The Company is engaged primarily in the fields of acquisition, development, exploration for and sale of oil and gas, and the construction and sale of oil and gas extraction equipment.

                  Basis of Consolidation
                  The consolidated financial statements include the accounts of Power Exploration, Inc. ("Power", formerly Titan Energy Corp., Inc.) and its 100% owned subsidiaries, Oil Retrieval Systems, Inc. ("ORS"), acquired May 16, 1997 and Oil Seeps, Inc. ("OSI") acquired June 17, 1997. Accordingly, all references herein to Power or the "Company" include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  Cash and Cash Equivalents
                  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                  Inventory
                  Inventory, consisting of parts and materials used in the construction of oil extraction equipment, are stated at the lower of cost or market, cost being determined by the average cost method.

                  Oil and Gas Properties
                  The Company follows the full cost method of accounting for oil and gas property acquisition, exploration, development, and production.

                  Capitalization Policies: All oil and gas property acquisition, exploration, and development costs are capitalized as incurred. There were no internal costs directly attributable to such activities. Net capitalized costs of unproved property and exploration well costs are reclassified as proved property and well costs when related proved reserves are found. Costs to operate and maintain wells and field equipment are expensed as incurred.

                  Amortization Policies: Except for cost of (1) unevaluated, unproved properties and (2) major development projects in progress, all capitalized oil and gas property costs, net of prior accumulated amortization, are amortized by country using the unit-of-production method based on proved reserves. The amortization base includes estimated future costs to develop proved reserves and estimated future dismantlement, reclamation, and abandonment costs, net of equipment salvage values.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Impairment Policies: Costs not being amortized are periodically assessed for impairment. Any impairment is added to the amortization base. Net capitalized costs of oil and gas properties, less related deferred income taxes are limited, by country, to the sum of (1) future net revenues (using prices and cost rates as of the balance sheet date) from proved reserves and discounted at ten percent per annum, plus (2) costs not being amortized, less (3) related income tax effects. Excess costs are charged to proved property impairment expense.

                  Sales and Retirements Policies: No gain or loss is recognized on the sale of oil and gas properties unless nonrecognition would significantly alter the relationship between capitalized costs and remaining proved reserves for the affected amortization base. When gain or loss is not recognized, the amortization base is reduced by the amount of sales proceeds.

                  Revenue Recognition
                  Revenues from the sale of oil and gas production are recognized when title passes, net of royalties. Natural gas revenues are generally recognized under the entitlements method of accounting for gas imbalances, i.e., monthly sales quantities that do not match the Company's entitled share of joint production. Entitled quantities in excess of sales quantities are recorded as a receivable from joint venture partners. The receivable is carried at the lower of current market price or the market price at the time the imbalance occurred. Sales quantities in excess of entitled quantities are recorded as deferred revenue carried at the gas market price received at the time the imbalance occurred.

                  Hedging
                  The Company may enter into derivative contracts to hedge the risk of future oil and gas price fluctuations. Such contracts may either fix or support oil or gas prices or limit the impact of price fluctuations with respect to the Company's sales of oil and gas. Gains and losses on such hedging activities are recognized in oil and gas revenues when the hedged production is sold. Hedged oil and gas prices used in computing the year-end standardized measure of discounted future net cash flows relating to proved oil and gas reserves reflect the estimated effects of hedging contracts existing at year end.

                  Depreciation and Amortization
                  Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  The costs of maintenance and repairs are charged to expense when incurred; costs of renewals and betterments are capitalized. Upon the sales or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in operations.

                  Fair Value of Financial Instruments
                  The Company's financial instruments consist of cash, accounts receivable, accounts payable and short-term debt. The carrying amounts of cash, accounts receivable, accounts payable and short-term debt approximate fair value due to the highly liquid nature of these short term instruments.

                  Long-Lived Assets
                  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount of fair value less cost to sell.

                  Income Taxes
                  Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                  Concentration of Credit Risk
                  The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Per Share of Common Stock
                  Per share amounts have been computed based on the average number of common shares outstanding during the period.

                  In February 1997, the Financial Accounting Standards Board issued a new statement titled "Earnings Per Share" (SFAS No.
                  128). This statement is effective for both interim and annual periods ending after December 15, 1997 and specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. All prior-period EPS data presented has been restated to conform with the provisions for SFAS No. 128.

                  Potential common stock has been excluded from the computation of earnings per share since the inclusion of options and warrants would be antidilutive.

                  Impact of Recently Issued Accounting Standards
                  In June 1997, the Financial Accounting Standards Board issued a new statement titled "Reporting Comprehensive Income" (SFAS No. 130). This statement is effective for both interim and annual periods beginning after December 15, 1997. This statement uses the term "comprehensive income" to describe the total of all components of comprehensive income, including net income. This statement uses the term "other comprehensive net income" to refer to revenues, expenses, gains or losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income.

                  The impact of SFAS No. 130 in the financial statements, had it been adopted as of September 30, 1998 and 1997, is not applicable, since the Company had no other comprehensive income.

NOTE 2 -        INVENTORY

                Inventory at September 30 consists of the following:

                                                   1998             1997
                                                ----------       ----------
                Raw Material                    $  225,604       $  414,946
                Work in Process                    126,858          138,208
                                                ----------       ----------
                                                $  352,462       $  553,154
                                                ==========       ==========

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



NOTE 3 -        PROPERTY AND EQUIPMENT

                Property and equipment at September 30 consist of the following:

                                                                1998             1997
                                                              ----------       ---------
                Shop Equipment                                $   30,852       $      --
                Furniture and Office Equipment                    22,887          11,340
                Machinery                                        243,072         230,000
                                                              ----------       ---------
                                                                 296,811         241,340
                Less Accumulated Depreciation                     46,037          12,634
                                                              ----------       ---------
                Property and Equipment - Net                  $  250,774       $ 228,706
                                                              ==========       =========

                Depreciation Expense Recorded in
                 the Statement of Operations                  $   33,403       $  12,634
                                                              ==========       =========

NOTE 4 -        OIL AND GAS PROPERTIES NOT SUBJECT TO AMORTIZATION

                The Company's oil and gas properties are located in the United States and Australia. Amortization expense was $1.07 and $0.62 per Bbl production during the years ended September 30, 1998 and 1997, respectively.

                The $1,312,505 and $1,510,871 cost of unproved oil and gas leases held at September 30, 1998 and 1997, respectively, have been excluded in computing amortization of the full cost pool.

                Costs excluded from amortization consist of the following at September 30:

                                                                   1998           1997
                                                                -----------    -----------
                Acquisition Costs                               $ 1,200,000    $ 1,510,871
                Exploration Costs                                   112,505             --
                                                                -----------    -----------
                                                                $ 1,312,505    $ 1,510,871
                                                                ===========    ===========


                All excluded costs at September 30, 1998 are located in Australia.

                At September 30, 1998, a determination cannot be made about the extent of oil reserves that should be classified as proved reserves for this prospect. Consequently, the associated property costs and exploration costs have been excluded in computing amortization of the full cost pool. The Company estimates that amortization of these costs will begin during the calendar year 1999.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



NOTE 5 -        PARTICIPATION AGREEMENT

                The Company had entered into a participation agreement in the development of the Revilo Glorieta Unit situated in Scurry County, Texas. Under this agreement, the Company received an 18% net revenue interest in the property, with no liability for expenses except as described below. The agreement was effective January 15, 1997 and was terminated by the Company during the year ended September 30, 1998.

                The agreement called for the Company to furnish three oil retrieval systems to facilitate production on the property in order to earn its 18% net revenue interest. The Company bore no expense in the operation of the units, except to provide maintenance expense on the equipment.

NOTE 6 -        NOTES PAYABLE

                Notes payable at September 30 consist of the following:

                                                                                  1998             1997
                                                                                ---------       -----------
                a) Note Payable - Related Party                                 $  50,000       $        --
                b) Note Payable - Bank of Commerce                                100,000                --
                c) Note Payable - Business Exchange Investments, Inc.             250,000                --
                d) Note Payable - Dallas Cady Family, LLP                          50,000                --
                e) Note Payable - Benchmark Equity Group, Inc.                    500,000                --
                f) Note Payable - Related Party                                        --            10,000
                g) Note Payable - Related Party                                        --         1,300,000
                                                                                ---------       -----------
                                                                                $ 950,000       $ 1,310,000
                                                                                =========       ===========

             a) The Company is indebted to M.O. Rife IV under terms of a promissory note dated April 7, 1998 in the amount of $50,000. Mr. Rife is the son of a principal stockholder of the Company. Terms of the note provide for interest at a rate of 12% per annum, with an original maturity date of October 6, 1998. The maturity date of the note has been extended to January 31, 1999.

             b) The Company is indebted to the Bank of Commerce under terms of a promissory note dated July 29, 1998 in the amount of $100,000. Terms of the note provide for interest at a rate of 9.5% per annum, with an original maturity date of August 27, 1998. The note has been verbally extended and was paid in full on October 22, 1998. The note has been guaranteed by a principal stockholder of the Company.

             c) The Company is indebted to Business Exchange Investment, Inc. under terms of a promissory note dated September 15, 1998. Terms of the note provide for interest at a rate of 10% per annum with a maturity date of January 15, 1999. The note is collateralized by 100% of the shares of OSI (see Note 1).

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



NOTE 6 -        NOTES PAYABLE (continued)

          d) The Company is indebted to Dallas Cady Family, LLP under terms of a promissory note dated September 15, 1998 in the amount of $50,000. Terms of the note provide for interest to be paid in the form of 80,000 common stock purchase warrants with an exercise price of $1.00 per share. The warrants have been valued at $44,160. The maturity of the note is January 15, 1999.

          e) The Company is indebted to Benchmark Equity Group, Inc. under terms of a line of credit promissory note dated May 7, 1998 in the amount of $500,000. Outstanding advances bear interest at 12% per annum commencing July 1, 1998. The maturity date is October 7, 1998. At September 30, 1998, $500,000 is outstanding under the note. The note is payable in shares of common stock of the Company at a price of $1.00 of debt per share. The note was paid through the issuance of 500,000 common shares on October 7, 1998.

          f) At September 30, 1997, the Company was indebted to a stockholder for $10,000 unpaid principal on an $80,000 promissory note. This amount was repaid on November 1, 1997.

          g) At September 30, 1997, the Company was indebted to the same stockholder as in item (f) above under terms of a promissory note in the amount of $1,300,000, dated June 11, 1997. The note was due on November 11, 1997. The Company defaulted on payment of the note and the note was satisfied through the issuance of 1,000,000 shares of the Company's common stock, which had been held in trust as collateral.

NOTE 7 -        DEBENTURES PAYABLE

          a) During July and August 1997, the Company sold $1,250,000 of 12% Convertible Debentures, in accordance with Regulation D of the Securities Act of 1933, for net proceeds of $870,000.

                The debentures bore interest at 12% per annum and were due and payable on July 31, 1998, if not converted earlier. Interest was payable quarterly.

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

                Costs of $130,000 incurred in connection with the issuance of these debentures are being amortized over the life of the debentures. Unamortized issuance costs are charged to additional paid-in capital as debentures are converted into common stock.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



NOTE 7 -        DEBENTURES PAYABLE (continued)

                As of September 30, 1997, $467,000 principal amount of debentures had been converted into 434,702 shares of common stock.

                During the year ended September 30, 1998, the remaining $783,000 principal amount of debentures was converted into 1,239,372 shares of common stock.

                Accrued interest of $38,607 has been included in the above conversions.

         b) On October 22, 1997, the Company sold $250,000 of 12% Convertible Debentures in accordance with Regulation D of the Securities Act of 1933, for net proceeds of $176,000. Conversion terms are similar to those of the debentures described in (a) above.

                The Company and the buyer of the debenture were in disagreement concerning the validity of the debenture. On October 29, 1998, the parties reached an agreement. The agreement provides that the buyer will remit an additional amount of $150,000 to the Company. The Company will then issue 650,000 shares of common stock to convert the total advances of $400,000, plus all accrued interest, into equity. This conversion occurred on October 30, 1998.

NOTE 8 -        WARRANTS

                At September 30, 1998, the Company had the following common stock purchase warrants outstanding:

                a) 100,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before August 31, 2002 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The exercise price exceeded the market price of the underlying common stock on the date of issuance. The warrants were issued in connection with the placement of the debt described in Note 7(a).

                b) 80,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before August 31, 2003 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants were issued in connection with the debt described in Note 6(d) and have been valued at $44,160.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



NOTE 8 -        WARRANTS (continued)

                c) 425,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before October 31,2003 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants were issued as a fee in connection with the debt described in Note 6(e) and have been valued at $234,600.

                d) 75,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before October 31, 2003 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The warrants were issued as a fee in connection with the debt described in Note 6(e) and have been valued at $103,575.

                e) 20,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before June 1, 2003 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The warrants were issued as payment for a consulting agreement and have been valued at $27,620.

                f) 100,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at anytime on or before June 1, 2003, at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants were issued as payment of interest on a $100,000 note and have been valued at $55,200.

                g) 100,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at anytime on or before June 1, 2003, at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants were issued as payment for a consulting agreement and have been valued at $55,200.

                The warrants issued do not confer upon the holders thereof any voting or other rights of a stockholder of the Company.

                The warrants described in items (b) through (g) above are subject to a "cashless exercise" provision (the "Warrant Exchange"). In connection with any Warrant Exchange, the Holder's Warrant certificate shall represent the right to subscribe for an acquire (I) the number of Warrant Shares (rounded to the next highest integer) equal to (A) the number of Warrant Shares specified by the Holder in its Notice of Exchange (the "Total Share Number") less (B) the number of Warrant Shares equal to the quotient obtained by dividing (i) the product of the Total Share Number and the existing Exercise Price (as defined) per Share by (ii) the Market Price (as defined) of a share of Common Stock.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 9 -        INCOME TAXES

                The components of the provision for income taxes is as follows:

                                                                                 September 31,
                                                                       --------------------------------
                                                                           1998                1997
                                                                       ------------         -----------
                Current Tax Expense
                   U.S. Federal                                        $         --         $        --
                   State and Local                                               --
                                                                       ------------
                Total Current                                                    --                  --
                                                                       ------------         -----------

                Deferred Tax Expense
                   U.S. Federal                                                  --                  --
                   State and Local                                               --                  --
                                                                       ------------         -----------
                Total Deferred                                                   --                  --
                                                                       ------------         -----------
                Total Tax Provision from Continuing Operations         $         --         $        --
                                                                       ============         ===========

             The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                                         1998          1997
                                                                       --------      --------
                Federal Income Tax Rate                                   (34.0)%       (34.0)%
                Deferred Tax Charge (Credit)                                 --            --
                Effect of Valuation Allowance                              34.0%         34.0%
                State Income Tax, Net of Federal Benefit                     --            --
                                                                       --------      --------

                Effective Income Tax Rate                                   0.0%          0.0%
                                                                       ========      ========

                At September 30, 1998, the Company had net carryforward losses of approximately $3,287,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carryforward.

                Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at September 30 are as follows:

                                                                 September 30,
                                                          ---------------------------
                                                             1998             1997
                                                          -----------     -----------
                Deferred Tax Assets (Liabilities):
                Loss Carryforwards                        $ 1,118,000     $   427,000
                Consulting Fees                               110,000         123,000
                Exploration Costs                             (28,000)             --
                Depreciation                                  (19,000)         (7,000)
                Less:  Valuation Allowance                 (1,181,000)       (543,000)
                                                          -----------     -----------
                Net Deferred Tax Assets (Liabilities)     $        --     $        --
                                                          ===========     ===========

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



NOTE 9 -        INCOME TAXES (continued)

                Net operating loss carryforwards expire in 1999 through 2012. Per year availability of losses incurred prior to October 1, 1997 of approximately $675,000 is subject to change of ownership limitations under Internal Revenue Code Section 382.

                Expiration dates of net operating loss carryforwards are as follows:

                September 30,      1999                    $    351,000
                                   2000                          72,000
                                   2001                          89,000
                                   2002                           8,000
                                   2003                          18,000
                                   2005                           5,000
                                   2007                          65,000
                                   2009                          16,000
                                   2010                           3,000
                                   2011                          28,000
                                   2012                         303,000
                                   2018                       2,329,000
                                                            -----------
                                                            $ 3,287,000
                                                            ===========

NOTE 10 -       RELATED PARTY TRANSACTIONS

                During the year ended September 30, 1998:

         a) The Company issued a promissory note to the son of a principal stockholder in the amount of $50,000. (See Note 6(a)).

         b) A principal stockholder guaranteed the Bank of Commerce promissory note in the amount of $100,000. (See Note 6(b)).

         c) The Company issued a promissory note to a Trust, one of the beneficiaries of which is an officer of the Company, in the amount of $100,000. This note has been repaid as of September 30, 1998. 100,000 Common Stock purchase warrants were issued as payment of interest on the note. (See Note 8(f)).

         d) The Company acquired an option to purchase Rife Oil Properties, Inc., a principal stockholder of the Company. The option is for a one year period commencing September 1, 1998. The price to be paid for Rife Oil Properties, Inc., should the Company exercise the option, shall be 3,000,000 shares of Company Common Stock.

         e) The Company occupies space in facilities leased by the stockholder mentioned above. The Company pays rent to the stockholder in the amount of $2,000 per month. The space is rented on a monthly basis.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



NOTE 10 -       RELATED PARTY TRANSACTIONS (continued)

         f) The stockholder mentioned above has pledged 5,500,000 shares of common stock of the Company as collateral for the Benchmark note described in Note 6(e).

                During the year ended September 30, 1997:

         g) The Company purchased the Corsicana Field Prospect in Navarro County, Texas from a stockholder. The purchase price was 2,000,000 shares of common stock and a promissory note in the amount of $1,300,000.

         h) The Company was indebted to the same stockholder in the amount of $10,000, on a note dated January 18, 1997. This note had an initial principal amount of $80,000.

         i) The Company occupies space in facilities leased by the same stockholder. No rent was paid on this space through September 30, 1997.

                Where possible, the Company prefers to have Rife Oil Properties, Inc. act as operator of the oil and natural gas properties and prospects in which it owns an interest.

                M.O. Rife III, the Company's Chairman, owns 100% of Rife Oil Properties, Inc., and Rife Oil Properties, Inc. is one of the Company's major stockholders. As mentioned in item (d) above, and also in Note 12(e), the Company has an option to acquire Rife Oil Properties, Inc.

NOTE 11 -       CONSULTING AGREEMENTS

                The Company has entered into various cancelable consulting agreements with third parties. Compensation for services provided under these agreements has been paid in either Common Shares or Common Share Purchase Warrants of the Company. During the year ended September 30, 1998, the Company issued 1,100,000 shares of Common Stock, valued at $687,500, and 120,000 Common Share Purchase Warrants, valued at $82,820.

                During the year ended September 30, 1997, the Company issued 500,000 shares of Common Stock, valued at $362,500, in payment of consulting agreements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998




NOTE 12 -       COMMITMENTS AND CONTINGENCIES

         a) The Company has entered into various non-cancelable operating lease agreements for office and warehouse space and equipment.

             1) Warehouse facilities located in Fort Worth, Texas. The lease term expires on September 30, 1999 and the Company has an option to review the lease for a two year period.

             2) Office facilities located in San Antonio, Texas. The lease term expires on November 30, 1998.

             3) Office facilities located in Tyler, Texas. The lease term expires on January 31, 2000.

             4) Office facilities located in Tyler, Texas. The lease term on
                January 31, 1999.

             5) Various office equipment leases expiring at various times through June 25, 2003.

                Future minimum lease payments under the lease agreements for each of the years ended September 30 are as follows:

                1999                                $   98,485
                2000                                    29,209
                2001                                    17,421
                2002                                     7,805
                2003                                     3,048
                                                    ----------
                Total Minimum Lease Payments        $  154,968
                                                    ==========

                Rent expense included in the financial statements for the year ended September 30, 1998 totaled $83,347.

         b) The Company has pledged 100% of the shares of Oil Seeps, Inc., a wholly owned subsidiary, as collateral for a $250,000 promissory note due on January 15, 1999. (See Note 6C).

         c) The note payable to Benchmark described in Note 6(e) is collateralized by all fixed, real, tangible and intangible assets owned by the Company. The collateral was released upon repayment of the note on October 7, 1998.

         d) A claim had been filed against ORS by a former employee. The employee had demanded $75,000 in exchange for a full and final release. The claim has been settled for $20,000 through mediation in December 1998. The settlement amount has been accrued in the financial statements.

         e) The Company has an option to acquire Rife Oil Properties, Inc., a principal stockholder of the Company, for 3,000,000 shares of Company Common Stock. The option expires on August 31, 1999.

         f) The Company has entered into discussions to acquire certain assets of Power Exploration Company, Inc., a company owned by certain officers and directors of the Company, for 2,000,000 shares of common stock. These shares are being held in trust pending finalization of any acquisition and are not included in shares issued or outstanding as of September 30, 1998.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



NOTE 13 -       SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES

                During the year ended September 30, 1998:

         a) A note payable plus accrued interest was satisfied through the issuance of 1,000,000 shares of common stock. Principal and interest converted totaled $1,343,381.

         b) Common stock totalling 1,239,372 shares was issued on conversion of $783,000 of debentures, plus accrued interest.

         c) Common stock warrants valued at $382,335 were issued in connection with the placement of various debt agreements.

         d) Common stock warrants valued at $82,820 were issued in connection with various consulting agreements.

         e) Common stock warrants valued at $55,200 were issued as payment of interest on a note.

         f) Common stock totalling 1,100,000 shares valued at $687,500 was issued as payment for services.

                During the year ended September 30, 1997:

         g) Oil and gas properties valued at $5,050,000 were acquired in exchange for common stock and debt.

         h) Subsidiaries were acquired in exchange for common stock valued at $1,530,000.

         i) Common stock totalling 434,702 shares was issued in conversion of $467,000 of debentures.

 NOTE 14 -      GOING CONCERN

                The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 1998, the Company has a working capital deficit of $1,002,390 and an accumulated deficit of $4,671,079. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations which would have an adverse effect on the Company's financial condition and results of operation.

 NOTE 15 -      SUBSEQUENT EVENTS

                Subsequent to September 30, 1998, the Company

         a)     Repaid the Bank of Commerce Note. (See Note 6(b).

         b) Satisfied the Benchmark note through issuance of 500,000 shares of Common Stock. (See Notes 6(e), 10(f) and 12(c)).

         c) Satisfied the Debenture described in Note 7(b) through the issuance of 650,000 shares of Common Stock.

         d) Received $250,000 pursuant to a promissory note with Trident III, LLC, due on April 20, 1999. The note bears interest at 10% per annum. The Company has also issued 100,000 shares of Common Stock to Trident III.

         e) Purchased various oil, gas and/or mineral leases located in East Texas along with 3-D Seismic Data. The purchase price was $350,000, paid $50,000 in cash and $300,000 with a promissory note bearing interest at 6% per annum and due on January 31, 1999. The note is collateralized by all properties and data acquired through this purchase.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



NOTE 16 -       SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS
                (UNAUDITED)

                The following supplemental unaudited information regarding the Company's oil and gas activities is presented pursuant to the disclosure requirements of Statement of Financial Accounting Standards No. 69.

                                                                                       September 30,
                                                                                ----------------------------
                                                                                   1998              1997
                                                                                -----------      -----------
                Capitalized Costs Relating to Oil and Gas
                Producing Activities at September 30,
                   Unproved Oil and Gas Properties                              $ 1,312,505      $ 1,510,871
                   Proved Oil and Gas Properties                                  5,396,496        5,050,000
                                                                                -----------      -----------
                                                                                  6,709,001        6,560,871
                   Less: Accumulated Amortization and Impairment                     (5,220)            (826)
                                                                                -----------      -----------
                       Net Capitalized Costs                                    $ 6,703,781      $ 6,560,045
                                                                                ===========      ===========

             Costs Incurred in Oil and Gas Producing Activities
                for the Years Ending September 30,
                   Property Acquisition Costs:
                       Proved                                                   $   235,625      $ 5,050,000
                       Unproved                                                          --        1,510,871
                       Exploration Costs                                            112,505            5,496
                                                                                -----------      -----------
                                                                                $   348,130      $ 6,566,367
                                                                                ===========      ===========
             Results of Operations for Oil and Gas Producing
                Activities for the Years Ended September 30,
                   Oil and Gas Sales                                            $    47,138      $    22,714
                   Production (Lifting) Costs                                      (230,581)          53,346
                   Amortization Expenses                                             (4,394)            (826)
                                                                                -----------      -----------
                                                                                   (187,837)         (31,458)

                Income Tax Expense                                                       --               --
                                                                                -----------      -----------
                   Results of Operations for Oil and Gas Producing
                    Activities (excluding corporate overhead and
                    financing costs)                                            $  (187,837)     $   (31,458)
                                                                                ===========      ===========

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 16 -          SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS
                   (UNAUDITED) (continued)

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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 16 -       SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS
                (UNAUDITED) (continued)

                                                                             Oil                   Oil
                                                                          (  mbbls  )           ( mbbls )
                                                                          ----------            ---------
                                                                             1998                 1997
                                                                          ----------            ---------
                   Proved Developed and Undeveloped Reserves:
                       Beginning of Year                                    22,528.5                   --
                       Purchases of Minerals in Place                             --             22,529.8
                       Revisions of Previous Estimates                        (779.9)
                       Production                                               (4.1)                (1.3)
                                                                          ----------            ---------
                       End of Year                                          21,744.5             22,528.5
                                                                          ==========            =========

                   Proved Developed Reserves:
                       End of Year                                           3,785.0              4,568.6
                                                                          ==========            =========

                   Standardized Measure of Discounted Future
                    Net Cash Flows at September 30,:

                       Future Cash Inflows                                $ 315,295,000        $ 405,515,000
                       Future Production Costs                             (171,519,000)        (189,256,000)
                       Future Development Costs                             (18,135,000)         (18,135,000)
                       Future Income Tax Expenses                           (49,693,000)         (78,686,000)
                                                                           ------------        -------------
                       Future Net Cash Flows                                (75,948,000)         119,438,000
                       10% Annual Discount for Estimated Timing
                        of Cash Flows                                        37,063,000           55,703,000
                                                                           ------------        -------------
                       Standardized Measure of Discounted Future
                        Net Cash Flows Relating to Proved Oil and
                        Gas Reserves                                       $ 38,885,000        $  63,735,000
                                                                           ============        =============

                The following reconciles the change in the standardized measure of discounted future net cash flows from proved reserves during the years ended September 30,:

                                                                                1998           1997
                                                                            ------------    ------------
                   Beginning of Year                                        $ 63,735,243    $         --
                       Revenue from oil and gas production, net
                         Of production costs                                     187,837          31,458
                       Net changes in prices and production and
                         Development costs                                   (36,097,791)             --
                       Revisions of previous quantity estimates              ( 2,395,456)             --
                       Purchases of minerals in place                                 --     105,285,699
                       Net change in income taxes                             16,566,826     (41,550,456)
                       Other                                                   3,111,655         (31,458)
                                                                            ------------    ------------
                   End of Year                                              $ 38,885,005    $ 63,735,243
                                                                            ============    ============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  POWER EXPLORATION, INC.

                                  By     /s/ Mark S. Zouvas
                                     ------------------------------------------
                                        Mark S. Zouvas, Chief Financial Officer


January 12, 1999

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule