Form 10KSB/A
period 1998-09-30
POWER EXPLORATION INC
filed 1999-01-25
CIK 316621

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              AMENDED FORM 10-KSB

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

         ------------------------------
         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X]NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment of this Form 10-KSB/A. [ ]

         The number of shares of Common Stock, par value $.02 per share, of the Registrant outstanding on September 30, 1998 was 11,060,925. The aggregate market value of the voting stock held by nonaffiliates (all directors, officers and 5% or more shareholders are presumed to be affiliates) of the Registrant on September 30, 1998, was $5,998,307 based on the average of the closing bid and asked prices per share of the Common Stock on such date.

                                TABLE OF CONTENTS




                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS ..............................................     6
          General...............................................................     6
          Investment Consideration & Risk ......................................     9
          Factors
          Key Personnel ........................................................    13
          Business Strategy ....................................................    13
          Recent Developments ..................................................    14

ITEM 2.   DESCRIPTION OF PROPERTIES ............................................    15
          Facilities ...........................................................    15
          General Description of Oil & Gas Properties ..........................    15
          Current Oil & Gas Properties .........................................    15
          Oil & Gas Prospects ..................................................    16
          Title to Properties ..................................................    18
          Exploration & Development Activities .................................    18
          Operating Activities .................................................    18
          Oil & Natural Gas Reserves ...........................................    19
          Drilling Activities ..................................................    19
          Products, Markets & Reserves .........................................    20

ITEM 3.   LEGAL PROCEEDINGS ....................................................    21
          Current Legal Matters ................................................    21
          Regulation ...........................................................    21

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................    25

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .............    25
          Market Information ...................................................    25
          Shareholders .........................................................    26
          Dividends ............................................................    26
          Selected Financial Data ..............................................    26

ITEM 6.   MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION ..............    27
          Results of Operations ................................................    27
          Liquidity & Capital Resources ........................................    27
          Inflation & Changing Prices ..........................................    28
          Year 2000 Compliance .................................................    28

ITEM 7.   FINANCIAL STATEMENTS .................................................    29

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE .................................................    60

                                                  PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ....................     60

ITEM 10   EXECUTIVE COMPENSATION ...............................................     62

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT ...........................................................     62


ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................     63

ITEM 13   EXHIBITS AND REPORTS .................................................     63

EX-2.1    PLAN OF REORGANIZATION AND CHANGE OF SITUS BY WHICH TITAN ENERGY
          CORP., INC. AND POWER EXPLORATION, INC. CHANGES ITS PLACE OF
          INCORPORATION. MAY 31, 1998

EX-2.2    AGREEMENT AND PLAN OF MERGER BETWEEN POWER EXPLORATION, INC. (NEVADA)
          AND POWER EXPLORATION, INC. (COLORADO). AUGUST 1, 1998

EX-2.3    ARTICLES OF MERGER BETWEEN POWER EXPLORATION, INC. (NEVADA) AND POWER
          EXPLORATION, INC. (COLORADO). AUGUST 1, 1998

EX-2.4    ACTION BY INCORPORATOR. ELECTION OF OFFICERS AND DIRECTORS OF POWER
          EXPLORATION, INC. (NEVADA). MAY 31, 1998

EX-3.1    ARTICLES OF INCORPORATION OF IMPERIAL ENERGY. DATED OCTOBER 31, 1979.
          INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC FILINGS.

EX-3.2    AMENDMENT TO THE ARTICLES OF INCORPORATION. JUNE 26, 1984.
          INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC FILINGS.

EX-3.3    AMENDMENT TO THE ARTICLES OF INCORPORATION. SEPTEMBER 25, 1996.
          INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC FILINGS.

EX-3.4    MINUTES OF A SPECIAL MEETING OF SHAREHOLDERS OF ISSUER CHANGING NAME
          FROM FUNSCAPE CORPORATION TO OIL RETRIEVAL SYSTEMS, INC. DATED MAY 14,
          1997. INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC
          FILINGS.

EX-3.5    AMENDMENT TO THE ARTICLES OF INCORPORATION, DATED JUNE 15, 1997,
          CHANGING NAME FROM FUNSCAPE CORPORATION TO OIL RETRIEVAL SYSTEMS, INC.
          INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC FILINGS.

EX-3.6    BY LAWS OF THE CORPORATION. INCORPORATED BY REFERENCE FROM THE
          COMPANY'S PREVIOUS SEC FILINGS.

EX-3.7    ARTICLES OF INCORPORATION OF POWER EXPLORATION, INC. (NEVADA). DATED
          MAY 14, 1998

EX-3.8    BY-LAWS OF POWER EXPLORATION, INC. (NEVADA). DATED JUNE 1, 1998

EX-3.9    MINUTES OF THE ANNUAL MEETING OF THE SHAREHOLDERS OF TITAN ENERGY
          CORP. AND POWER EXPLORATION, INC. DATED JULY 24, 1998

EX-3.10   MINUTES OF A SPECIAL MEETING OF THE BOARD OF DIRECTORS IN WHICH
          OFFICERS AND DIRECTORS ARE ELECTED, DATED JULY 24, 1998.

EX-4.1    12% CONVERTIBLE DEBENTURES, WITH CONVERSION RIGHTS BASED UPON 80% OF
          MARKET PRICE AT DATE OF CONVERSION. INCORPORATED BY REFERENCE FROM THE
          COMPANY'S PREVIOUS SEC FILINGS.


EX-10.1   CONTRACT FOR ACQUISITION OF OIL RETRIEVAL SYSTEMS, INC. DATED MAY 16,
          1997. INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC
          FILINGS.

EX-10.2   CONTRACT FOR ACQUISITION OF OIL LEASES IN THE CORSICANA OIL FIELD,
          DATED JUNE 11, 1997. INCORPORATED BY REFERENCE FROM THE COMPANY'S
          PREVIOUS SEC FILINGS.

EX-10.3   LETTER AGREEMENT WITH PROMISSORY NOTE BETWEEN ISSUER AND M. PATTON
          HOLDINGS, LTD., RE OIL SEEPS, INC., DATED JUNE 17, 1997, ACQUIRING
          RIGHTS IN EROMANGA BASIN IN AUSTRALIA. INCORPORATED BY REFERENCE FROM
          THE COMPANY'S PREVIOUS SEC FILINGS.

EX-10.4   LETTER OF INTENT DATED AUGUST 11, 1997, BETWEEN ISSUER AND POWER
          EXPLORATION COMPANY, INC., GOVERNING THE ACQUISITION OF OIL AND GAS
          LEASES IN POLK COUNTY, TEXAS. INCORPORATED BY REFERENCE FROM THE
          COMPANY'S PREVIOUS SEC FILINGS.

EX-10.5   CONTRACT WITH POWER EXPLORATION, TECHSTAR EXPLORATION AND
          ROEMER-SWANSON ENERGY TO ACQUIRE MINERAL LEASES IN POLK COUNTY, TEXAS,
          DATED DECEMBER 2, 1997. INCORPORATED BY REFERENCE FROM THE COMPANY'S
          PREVIOUS SEC FILINGS.

EX-10.6   AUTHORITY TO PROSPECT FOR PETROLEUM (ATP-615) IN THE EROMANGA BASIN,
          AND COVERING 12,904,618 ACRES IN AUSTRALIA. INCORPORATED BY REFERENCE
          FROM THE COMPANY'S PREVIOUS SEC FILINGS.

EX-10.7   AGREEMENT WITH BENCHMARK EQUITIES FOR $500,000 LINE OF CREDIT, DATED
          MAY 7, 1998. INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC
          FILINGS.

EX-10.8   AGREEMENT WITH COLDWATER CAPITAL, EFFECTIVE JUNE, 1998, FOR THE
          PROVISION OF $2,000,000 LOAN TO BE UTILIZED TO INITIATE THE RECOVERY
          PROJECT ON THE CORSICANA FIELD. INCORPORATED BY REFERENCE FROM THE
          COMPANY'S PREVIOUS SEC FILINGS.

EX-10.9   AGREEMENT WITH M.O. RIFE IV FOR A $50,000 LOAN DATED APRIL 7, 1998,
          WITH EXTENSION AGREEMENT DATED OCTOBER 5, 1998.

EX-10.10  AGREEMENT WITH THE BANK OF COMMERCE FOR A $100,000 LINE OF CREDIT
          DATED JULY 27, 1998.

EX-10.11  AGREEMENT WITH THE ZOUVAS FAMILY TRUST FOR A $100,000 LOAN DATED
          AUGUST 13, 1998

EX-10.12  AGREEMENT WITH BUSINESS EXCHANGE INVESTMENTS, INC. FOR A $250,000 LOAN
          DATED SEPTEMBER 15, 1998

EX-10.13  AGREEMENT WITH THE DALLAS CADY FAMILY, LLP FOR A $50,000 LOAN SECURED
          BY TWO 1988 KENWORTH TRUCKS DATED SEPTEMBER 15, 1998

EX-10.14  AGREEMENT WITH TRIDENT III,LLC FOR A $250,000 LOAN DATED OCTOBER 21,
          1998, WITH PROMISSORY NOTE


EX-10.15  AGREEMENT OF SALE AND PURCHASE WITH MB EXPLORATION, LLC DATED DECEMBER
          15, 1998

EX-10.16  AMENDMENT TO SALE AND PURCHASE AGREEMENT WITH MB EXPLORATION, LLC,
          DATED DECEMBER 15, 1998

EX-16.1   LETTER DATED JUNE 8, 1998 FROM TERRENCE J. DUNNE, CPA CONCERNING
          CHANGE OF ACCOUNTANTS AND STATING NO DISAGREEMENTS WITH ISSUER.
          INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC FILINGS.

EX-21.1   SUBSIDIARIES OF THE ISSUER. INCORPORATED BY REFERENCE FROM THE
          COMPANY'S PREVIOUS SEC FILINGS.

EX-99.1   OIL LEASE INFORMATION PER INDUSTRY GUIDE FOR CORSICANA FIELD NEAR
          DALLAS, TEXAS. INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS
          SEC FILINGS.

EX-99.2   OIL LEASE INFORMATION PER INDUSTRY GUIDE FOR POLK COUNTY LEASES IN
          EAST TEXAS. INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC
          FILINGS.

EX-99.3   GLOSSARY OF SELECTED OIL & GAS TERMS

                             POWER EXPLORATION, INC.



FORWARD-LOOKING STATEMENTS

         THIS ANNUAL REPORT ON FORM 10-KSB/A INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS, "MAY," "BELIEVE," "EXPECT," "INTEND," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS FORM 10-KSB/A, INCLUDING WITHOUT LIMITATION, THE STATEMENTS UNDER "BUSINESS," "PROPERTIES," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --LIQUIDITY AND CAPITAL RESOURCES" AND "MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS" LOCATED ELSEWHERE HEREIN REGARDING THE FINANCIAL POSITION AND LIQUIDITY OF POWER EXPLORATION, INC. ("POWER"), THE VOLUME OR DISCOUNTED PRESENT VALUE OF ITS OIL AND NATURAL GAS RESERVES, ITS ABILITY TO SERVICE ITS INDEBTEDNESS, ITS STRATEGIC PLANS INCLUDING ITS ABILITY TO LOCATE AND COMPLETE ACQUISITIONS OF OIL AND NATURAL GAS ASSETS, ITS ABILITY TO LIST ITS STOCK ON THE OVER THE COUNTER ELECTRONIC BULLETIN BOARD (OTC-EBB) AND OTHER MATTERS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH POWER BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS WITH RESPECT TO ANY SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM POWER'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED IN THIS FORM 10-K, INCLUDING, WITHOUT LIMITATION, IN CONJUNCTION WITH THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB/A. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN INCLUDE, BUT ARE NOT LIMITED TO, THE TIMING AND EXTENT OF CHANGES IN COMMODITY PRICES FOR OIL AND NATURAL GAS, THE NEED TO DEVELOP AND REPLACE RESERVES, ENVIRONMENTAL RISKS, DRILLING AND OPERATING RISKS, RISKS RELATED TO EXPLORATION AND DEVELOPMENT, UNCERTAINTIES ABOUT THE ESTIMATES OF RESERVES, COMPETITION, GOVERNMENT REGULATION AND THE ABILITY OF POWER EXPLORATION, INC. TO MEET ITS STATED BUSINESS GOALS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO POWER OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         POWER, along with its wholly owned subsidiaries, is a developmental global resource company engaged in oil and gas exploration. In addition to exploration and development of new properties, POWER redevelops currently producing oil and gas fields, and researches and develops exploration and recovery technologies, including the manufacture of new, cutting-edge oil recovery equipment. (See "Glossary of Selected Oil and Natural Gas Terms" for a definition of certain oil and gas industry terms used in this Form 10-KSB/A.)

         During its history, POWER has changed its name several times. At different times POWER has been known as Imperial Energy Corp., Funscape Corp., Oil Retrieval Systems, Inc., and Titan Energy Corp. In this report, all of these entities shall be referred to as POWER.

         POWER focuses its exploration on its significant holdings in Texas and Australia. The Company is developing production recovery of existing fields in Corsicana, Texas and other areas of the region where fields have been depleted by conventional lifting methods, but where significant, proven reserves of oil still remain. Utilizing the latest technology, these fields can become commercially viable and provide long-term revenue streams. POWER also has plans to utilize new technology in its primary exploration efforts, especially related to its Australian concession and the East Texas basin.

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

         POWER was originally incorporated in the State of Colorado on October 31, 1979, under the name of Imperial Energy Corp. for the primary purpose of engaging in all aspects of the exploration and development of oil, gas and related natural resources. Imperial went public pursuant to the Registration provisions of the Securities Act of 1933. Imperial prepared a Registration under Form S-2 which became effective on August 8, l980 and raised the sum of $1,500,000 by selling 15,000,000 shares of no par common stock. On June 26, 1984, POWER had a 10 to 1 reverse split and reduced the number of authorized common shares from 50,000,000 no-par value shares to 5,000,000 shares of $.02 par value.

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

         On May 16, 1997 POWER acquired Oil Retrieval Systems, Inc. and its portable swabbing technology, assets and liabilities from Rife Oil Properties, Inc. for 2,500,000 shares of POWER 's restricted common stock. On May 14, 1997 POWER changed its name from Imperial Energy to Oil Retrieval Systems, Inc. (Colorado).

         On June 11, 1997 Oil Retrieval Systems, Inc. acquired 650 oil wells, each approximately 800' to 1000' deep, situated on 4,500 acres of leases in the Corsicana Field, Texas from Rife Oil Properties for 2,000,000 shares of restricted common stock and a convertible promissory note for $1,300,000, bearing 6% interest per annum and due on November 11, 1997. The note was secured by 1,000,000 shares of newly-issued common stock of ORS and held by an attorney as Trustee. The note for $1,300,000 plus $43,381 in accrued interest was satisfied on December 15, 1997 by agreement of the parties, with the shares of restricted stock which were held in escrow.

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

         During July and August 1997, POWER offered $1,250,000 of 12% Convertible Debentures, in accordance with Regulation D of the Securities Act of 1933, receiving net proceeds of $870,000. The debentures bore interest at 12% per annum and were due and payable on July 31, 1998 with interest payable quarterly. The principal amount of the debentures was convertible at the holders option anytime after 28 days from the closing date into shares of POWER 's common stock at a conversion price for each share of Issuer common stock equal to the lower of (a) 80% of the closing bid price of the common stock for the business day immediately preceding the date of receipt by POWER of a notice of conversion or (b) 80% of the average of the closing bid price of the common stock for the 5 business days immediately preceding the closing date.

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

         The Series B debentures bore interest at 12% per annum and were due and payable on November 30, 1998, if not converted earlier. Interest was payable quarterly. The principal amount of the debentures was convertible at the holder's option anytime after 28 days from the closing date into shares of POWER 's common stock at a conversion price for each share of Issuer common stock equal to the lower of (a) 80% of the closing bid price of the common stock for the business day immediately preceding the date of receipt by POWER and notice of conversion or (b) 80% of the average of the closing bid price of the common stock for the 5 business days immediately preceding the closing date. These debentures were converted after September 30, 1998; POWER exchanged the $250,000 liability for $150,000 in cash plus 650,000 shares of its common stock. Costs of $24,000 incurred in connection with the issuance of these debentures are being amortized over the life of the debentures.

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

         On May 7, 1998, POWER secured a Five Hundred Thousand-dollar ($500,000.00) line of credit from Benchmark Equity Group. The majority shareholder provided shares of its stock as collateral. Additionally, Titan executed a Loan Agreement and Security Agreement. On October 8, 1998, POWER issued 500,000 shares of its common stock in satisfaction of this loan and accrued interest.

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

         Concentration of Production

         POWER's existing proved producing oil and natural gas reserves and its production therefrom are located in a single field which consists of 4,500 acres and contains 650 wells.. Accordingly, to the extent that POWER experiences any operating difficulties in connection with such wells or that the estimated proved reserves attributable thereto are less than those that are currently estimated to exist, POWER could be adversely affected.


         Geographic Restrictions

         There are no geographic restrictions that would prevent POWER from acquiring or seeking to acquire any rights or interest in any properties.

         Inability to Develop Additional Reserves

         POWER's future success as an oil and natural gas producer, as is generally the case in the industry, depends upon its ability to find, develop and acquire additional oil and natural gas reserves that are economically recoverable. Except to the extent that POWER conducts successful development activities or acquires properties containing proved reserves, POWER's proved reserves will generally decline as reserves are produced. There can be no assurance that POWER will be able to locate additional reserves or that POWER will drill economically productive wells or acquire properties containing proved reserves. (See "-- Oil and Natural Gas Prospects.")

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

         Uncertainty of Estimates of Oil and Natural Gas Reserves

         Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond the control of POWER. This Form 10-KSB/A contains an estimate of POWER's proved oil and natural gas reserves and the estimated future net cash flows and revenue therefrom based upon reports of POWER's independent petroleum engineers (Ultra Engineering). Such reports rely upon various assumptions, including assumptions required by the Securities and Exchange Commission (the "Commission"), as to constant oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds and such reports should not be construed as the current market value of the estimated proved reserves. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, such estimates are inherently an imprecise evaluation of reserve quantities and the future net revenue therefrom. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those assumed in the estimate. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this Form 10-KSB/A. In addition, POWER's reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and natural gas prices and other factors. (See "-- Oil and Natural Gas Reserves.")

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

Growth

         Achieve asset, revenue and cash flow growth as a result of the acquisition and further development of other producing oil and natural gas properties. POWER believes there are numerous opportunities to acquire additional energy assets and to enhance the value of such assets through improved operating practices and by aggressively developing reserve potential.

Acquire and Enhance Producing Oil and Natural Gas Properties

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

Emphasize Exploration and Development Activities

         POWER plans to exploit its existing oil and natural gas properties and to conduct development evaluation and drilling on its existing and future oil and natural gas properties. POWER intends to concentrate on enhancement opportunities from activities such as infill drilling, recompletions, repairs and equipment changes.

Corporate Efficiencies

         Maximize corporate efficiencies through the development and operation of a larger asset base with the potential to limit increases in overhead in the future.

Capital Management

         Maintain financial strength and flexibility through effective management of debt and equity.

Technology

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

     POWER will also use advanced drilling technologies where appropriate. POWER will utilizie three different types of technologies: a drilling technique known as under balanced drilling (UBD) used in conjunction with horizontal-lateral drilling, waterflooding, and portable swabbing units. UBD creates an equal pressure environment within the well bore, which is particularly useful when pressure is depleted in older reservoir structures. This prevents contamination of the reservoir by drilling fluids, which would reduce production rates.

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


ITEM 2.  DESCRIPTION OF PROPERTIES

Facilities

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

General Description of Oil and Gas Properties

         The Company has leasehold interests in Corsicana, Texas and in Polk County, Texas, and it holds an Authority to Prospect (ATP) in Australia. The Corsicana Field is comprised of 650 existing wells of which the Company has a leasehold interest in the underground minerals. The Company also has a leasehold interest in 2,800 net acres located in Polk County, Texas.

Current Oil and Gas Properties

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


         Australia

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

Oil and Gas Prospects

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

Oil and Natural Gas Reserves

         On September 30, 1998, POWER's oil and natural gas interests were located in the state of Texas, as well as on the Australian continent. All reserves are located in the state of Texas; POWER has no reserves offshore. On September 30, 1998, POWER has a total of 578 wells.

         The following table summarizes POWER's reserves on September 30, 1998, and was prepared in accordance with the rules and regulations of the Commission:

                                                               Oil ( mbbls )
                                                              1998        1997
                                                            ---------   ---------
           Proved Developed and Undeveloped Reserves:
           Beginning of Year                                 22,528.5          --
           Purchases of Minerals in Place                          --    22,529.8
           Revisions of Previous Estimates                     (779.9)         --
                                                                               --
           Production                                            (4.1)       (1.3)
                                                            ---------   ---------
           End of Year                                       21,744.5    22,528.5
                                                            =========   =========

           Proved Developed Reserves:
           End of Year                                        3,785.0     4,568.6
                                                            =========   =========


Reserves Reported to Other Agencies

         Estimates of oil and gas reserves have not been filed with or included in reports to any federal authority or agency other than the Commission.


Drilling Activities

         During the fiscal year ended September 30, 1998, POWER drilled one well, and it resulted in a dry hole; in addition, POWER plugged ten wells that had become unproductive. The average price that POWER received per barrel of oil was $13.58, and lifting costs averaged $7.50 per barrel.
         POWER has performed tests on its Corsicana field and drilled a core well in March of 1998. Drilling is currently underway, and the field is expected to begin generating a revenue stream by February of 1999. The use of lateral well bores (horizontal) will limit the number of vertical wells required to extract fluid, and thus reduce overall drilling costs for the field.

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

         POWER cannot provide assurance that it will be able to market all oil or natural gas that POWER produces or, if such oil or natural gas can be marketed, that favorable price and contractual terms can be negotiated. Changes in oil and natural gas prices may significantly affect the revenues and cash flow of POWER and the value of its oil and natural gas properties. Further, significant declines in the prices of oil and natural gas may have a material adverse effect on the business and financial condition of POWER. (See "Management's Discussion and Analysis").

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

ITEM 3.  LEGAL PROCEEDINGS

         Current Legal Matters

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

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

         POWER is attempting to comply with certain listing criteria, including minimum equity, share price, public float and market maker requirements and intends to apply for inclusion of its Common Stock on The Nasdaq Stock Market National Market ("Nasdaq National Market") or Small Cap Market when POWER is able to satisfy such requirements. POWER cannot insure that it will be successful in any application to have the Common Stock quoted on The Nasdaq National Market or Small Cap Market. (See "Management's Discussion and Analysis.")

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

Selected Financial Data

         The following table presents selected historical financial data for POWER. The financial data should be read in conjunction with POWER's financial statements, the notes thereto and the other financial information, including proforma information, included elsewhere herein. In the opinion of management of POWER, the data presented reflect all adjustments considered necessary for a fair presentation of the results for such periods. (See "Management's Discussion and Analysis.")

                                                                            FISCAL YEAR ENDED
Statement of Operations Data:                                        Sept 30, 98       Sept 30, 97

Revenues:
Oil and natural gas                                                  $     47,138      $     22,714
Other                                                                     398,970            90,000
Total revenues                                                            446,108           112,714

Cost of Revenue:
Oil and natural gas production                                            230,581            53,346
Depreciation, depletion and amortization                                    4,394               826
Cost of Equipment Sales                                                   290,062           102,602
Total Cost of Revenue                                                     525,037           156,774

Other Costs and Expenses:
General and administrative                                              2,171,255           547,173
Interest expense                                                          445,633            70,295
Total Expenses                                                          2,616,888           617,468
Loss before income taxes                                               (2,695,817)         (628,961)
Income taxes                                                                    0                 0
Net (loss)                                                             (2,695,817)         (628,961)
Net (loss) per share                                                        (0.26)            (0.17)
Weighted average common and common equivalent shares outstanding       10,435,748         3,720,412

                                                                              FISCAL YEAR ENDED
                                                                            Sept 30, 98   Sept 30, 97
Balance Sheet Data:
Current assets                                                             $    738,635  $    693,309
Oil and gas properties, net                                                   6,703,781     6,560,045
Total assets                                                                  7,707,036     7,559,509
Current liabilities                                                           1,741,025     2,170,507
Long-term debt                                                                        0             0
Stockholders' equity                                                          5,966,011     5,389,002

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations -- Comparison of Years Ended September 30, 1997 and September 30, 1998

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

         Liquidity and Capital Resources

         POWER's working capital deficit on September 30, 1998 was $1,002,390 compared to a deficit of $1,477,198 on September 30, 1997. This $474,808 increase in working capital resulted primarily from the reduction in debt to related parties; this debt was eliminated through the issuance of shares of the company's stock. POWER had a current ratio of 0.4 for the fiscal year ended September 30, 1998, as compared to 0.8 for the fiscal year ended September 30, 1997. A comparison of other ratios that measure financial performance show no change in the quick ratio of 0.2, net worth to assets at 0.8 and 0.7 respectively, and debt to net worth of (2.4) and (1.9) respectively. This data all highlights POWER's need to raise additional capital, to convert some short-term debt into long-term debt, or to incur new long-term debt.

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

         POWER has potential Year 2000 exposure with regard to its third party relationships and services including its bank and bank accounts and other vendor and/or service providers who utilize computers. Though POWER has no control over Year 2000 compliance implementation by these parties, POWER has inquired and been assured that all of POWER's service providers currently are, or will be, Year 2000 compliant.



 ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following pages contain the audited financial statements and accompanying notes as prepared by POWER's independent auditors.

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

                          INDEPENDENT AUDITORS' REPORT



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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                       Certified Public Accountants

New York, New York
October 30, 1998
Except for Note 15 as to
which the date is January 11, 1999

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30

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
  Common Stock, $.02 par value; 50,000,000 shares
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
                                                  ============      ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                      Common Stock
                                            --------------------------------      Additional
                                                                                    Paid-In         Accumulated
                                               Shares              Amount           Capital           Deficit             Total
                                            -------------       ------------     -------------     -------------      ------------
Balance -- September 30, 1996                   1,886,851          1,301,951                --      $ (1,305,780)     $     (3,829)

Adjustment to Par Value                                --         (1,264,214)        1,264,214                --                --
Issuance of Shares for Oil                      2,500,000             50,000           280,000                --           330,000
Retrieval Systems, Inc
Issuance of Shares for Oil                        400,000              8,000         1,192,000                --         1,200,000
Seeps, Inc.
Adjustment to Record Subsidiaries                      --                 --            46,213           (40,521)            5,692
Issuance of Shares for Properties               2,000,000             40,000         3,710,000                --         3,750,000
Issuance of Shares in Conversion of Debt          434,702              8,694           458,306                --           467,000
Adjustment for Discount on Bonds                       --                 --           (93,400)               --           (93,400)
Issuance of Shares for Services                   500,000             10,000           352,500                --           362,500
Net Loss                                               --                 --                --          (628,961)         (628,961)
                                             ------------       ------------      ------------      ------------      ------------

Balance -- September 30, 1997                   7,721,553            154,431         7,209,833        (1,975,262)        5,389,002

Issuance of Shares for Services                 1,100,000             22,000           665,500                --           687,500
Issuance of Shares in Conversion                1,000,000             20,000         1,323,381                --         1,343,381
of Note Payable
Issuance of Shares in Conversion                1,239,372             24,787           696,803                --           721,590
of Debentures
Issuance of Warrants                                   --                 --           520,355                --           520,355
Net Loss                                               --                 --                --        (2,695,817)       (2,695,817)
                                             ------------       ------------      ------------      ------------      ------------

Balance -- September 30, 1998                  11,060,925       $    221,218      $ 10,415,872      $ (4,671,079)     $  5,966,011
                                             ============       ============      ============      ============      ============



The Accompanying Notes are an Integral Part of These Financial Statements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30


                                                           1998             1997
                                                        -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $(2,695,817)     $  (628,961)

Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Interest Expense                                          290,233               --
  Bad Debt Expense                                           47,180               --
  Depreciation, Depletion and Amortization                   37,797           13,460
  Amortization of Loan Fees                                 187,065               --
  Amortization of Discount on Bonds Payable                  72,791           93,400
  Write Down of Inventory                                   127,380               --
  Issuance of Shares for Services                           708,205          362,500
  (Increase) in Receivables                                 (23,175)         (35,482)
  (Increase) Decrease in Receivables -- Related Party      (121,253)              --
  (Increase) Decrease in Inventory                           73,312         (223,154)
  (Increase) in Prepaid Expenses                             (4,358)          (9,229)
  Increase in Accounts Payable and Accrued Expenses         397,498          100,707
  Increase in Customer Deposits                               2,700          107,300
  Increase (Decrease) in Advances Payable                    22,500          (11,747)
                                                        -----------      -----------
      Net Cash (Used) in Operating Activities              (877,942)        (231,206)
                                                        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of Oil and Gas Properties                            200,000               --
  Cost of Oil and Gas Properties                           (348,130)        (310,871)
  Purchase of Property and Equipment                        (55,471)        (241,340)
  Adjustment for Acquisition of Subsidiaries                     --           (9,057)
                                                        -----------      -----------
      Net Cash (Used) in Investing Activities              (203,601)        (561,268)
                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Borrowings                                1,050,000           80,000
  Repayment of Borrowings                                  (110,000)         (70,000)
  Net Proceeds on Sale of Debentures                        176,000          870,000
                                                        -----------      -----------
      Net Cash Provided by Financing Activities           1,116,000          880,000
                                                        -----------      -----------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                            34,457           87,526

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              95,444            7,918
                                                        -----------      -----------

CASH AND CASH EQUIVALENTS - SEPTEMBER 30,               $   129,901      $    95,444
                                                        ===========      ===========
CASH PAID DURING THE YEAR FOR:
  Interest Expense                                            4,581               --
  Income Taxes                                                   --               --

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

                  Amortization Policies: Except for cost of (1) unevaluated, unproved properties and (2) major development projects in progress, all capitalized oil and gas property costs, net of prior accumulated amortization, are amortized by country using the unit-of-production method based on proved reserves. The amortization base includes estimated future costs to develop proved reserves and estimated future

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998




NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  dismantlement, reclamation, and abandonment costs, net of equipment salvage values.

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

                  Sales and Retirements Policies: No gain or loss is recognized on the sale of oil and gas properties unless non-recognition would significantly alter the relationship between capitalized costs and remaining proved reserves for the affected amortization base. When gain or loss is not recognized, the amortization base is reduced by the amount of sales proceeds.

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

                  Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting date. Actual results could differ from those estimates.

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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 2 -        INVENTORY

                Inventory at September 30 consists of the following:

                                           1998         1997
                                        --------     --------
Raw Material                            $225,604     $414,946
Work in Process                          126,858      138,208
                                        --------     --------
                                        $352,462     $553,154
                                        ========     ========


NOTE 3 -        PROPERTY AND EQUIPMENT

                Property and equipment at September 30 consist of the following:

                                                                   1998          1997
                                                                 ---------     ---------
                Shop Equipment                                   $  30,852     $      --
                Furniture and Office Equipment                      22,887        11,340
                Machinery                                          243,072       230,000
                                                                 ---------     ---------
                                                                   296,811       241,340
                Less Accumulated Depreciation                       46,037        12,634
                                                                 ---------     ---------
                Property and Equipment - Net                     $ 250,774     $ 228,706
                                                                 =========     =========

                Depreciation Expense Recorded in
                 the Statement of Operations                     $  33,403     $  12,634
                                                                 =========     =========

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

NOTE 6 -        NOTES PAYABLE

                Notes payable at September 30 consist of the following:

                                                                1998         1997
                                                             ---------    ----------
a) Note Payable - Related Party                              $  50,000    $    -----
b) Note Payable - Bank of Commerce                             100,000         -----
c) Note Payable - Business Exchange Investments, Inc.          250,000         -----
d) Note Payable - Dallas Cady Family, LLP                       50,000         -----
e) Note Payable - Benchmark Equity Group                       500,000         -----
f) Note Payable - Related Party                                  -----        10,000
g) Note Payable - Related Party                                  -----     1,300,000
                                                             ---------    ----------
                                                             $ 950,000    $1,310,000
                                                             =========    ==========

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


             d) The Company is indebted to Dallas Cady Family , LLP under terms of a promissory note dated September 15, 1998 in the amount of $50,000. Terms of the note provide for interest to be paid in the form of 80,000 common stock purchase warrants with an exercise price of $1.00 per share. The warrants have been valued at $44,160. The maturity of the note is January 15, 1999.

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

                The principal amount of the debentures was converted at the holders option anytime 28 days after the closing date into shares of the Company's common stock at a conversion price for each share of Company common stock equal to the lower of (a) 80% of the closing bid price of the common stock for the business day immediately preceding the date of receipt by the Company and notice of conversion or (b) 80% of the average of the closing bid price of the common stock for the 5 business days immediately preceding the closing date.

                Costs of $130,000 incurred in connection with the issuance of these debentures are being amortized over the life of the debentures. Unamortized issuance costs are charged to additional paid-in capital as debentures are converted into common stock

                As of September 30, 1997, $467,000 principal amount of debentures had been converted into 434,702 shares of common stock.

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

                The Company and the buyer of the debenture were in disagreement concerning the validity of the debenture. On October 29, 1998, the parties reached an agreement. The agreement provides that the buyer will remit an additional amount of $150,000 to the Company. The Company will then issue 650,000 shares of common stock to convert the total advances of $400,000 plus all accrued interest into equity. This conversion occurred on October 30, 1998.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 8 -        WARRANTS

                At September 30, 1998, the Company had the following common stock purchase warrants outstanding:

                a) 100,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before August 31, 2002 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The exercise price exceeded the market price of the underlying common stock on the date of issuance. The warrants were issued in connection with the placement of the debt described in Note 7a.

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

                The warrants described in items (b) through (g) above are subject to a "cashless exercise" provision (the "warrant exchange"). In connection with any Warrant Exchange, the Holder's Warrant certificate shall represent the right to subscribe for an acquire (I) the number of Warrant Shares (rounded to the next highest integer) equal to (A) the number of Warrant Shares specified by the Holder in its Notice of Exchange (the "Total Share Number") less (B) the number of Warrant Shares equal to the quotient obtained by dividing (i) the product of the Total Share Number and the existing Exercise Price (as defined) of a share of Common Stock.

NOTE 9 -        INCOME TAXES

                The components of the provision for income taxes is as follows:

                                                                          September 31,
                                                                 --------------------------------
                                                                     1998                 1997
                                                                 ------------         -----------
                Current Tax Expense
                   U.S. Federal                                  $         --          $       --
                   State and Local                                         --
                                                                 ------------         -----------
                Total Current                                              --                  --
                                                                 ------------         -----------

             Deferred Tax Expense
                   U.S. Federal                                            --                  --
                   State and Local                                         --                  --
                                                                 ------------         -----------
                Total Deferred                                             --                  --
                                                                 ------------         -----------
                Total Tax Provision from Continuing Operations   $         --          $       --
                                                                 ============         ===========

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 9 -        INCOME TAXES (continued)

                The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                                1998       1997
                                                               ------     ------
                Federal Income Tax Rate                         (34.0)%    (34.0)%
                Deferred Tax Charge (Credit)                       --         --
                Effect of Valuation Allowance                    34.0%      34.0%
                State Income Tax, Net of Federal Benefit           --         --
                                                               ------     ------

                Effective Income Tax Rate                         0.0%       0.0%
                                                               ======     ======


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

                Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at September 30 are as follows:

                                                                         September 30,
                                                                   -------------------------
                                                                      1998           1997
                                                                   ----------      ---------
                Deferred Tax Assets (Liabilities):

                Loss Carryforwards                                 $1,118,000      $ 427,000
                Consulting Fees                                       110,000        123,000
                Exploration Costs                                     (28,000)            --
                Depreciation                                          (19,000)        (7,000)
                Less:  Valuation Allowance                         (1,181,000)      (543,000)
                                                                   ----------      ---------

                Net Deferred Tax Assets                            $       --      $      --
                                                                   ==========      =========

                Net operating loss carryforwards expire in 1998 through 2012. Per year availability of losses incurred prior to October 1, 1997 of approximately $1,006,000 is subject to change of ownership limitations under Internal Revenue Code Section 382.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

                NOTE 9 -  INCOME TAXES (continued)

                Expiration dates of net operating loss carryforwards are as follows:

                September 30,                    1999     $  351,000
                                                 2000         72,000
                                                 2001         89,000
                                                 2002          8,000
                                                 2003         18,000
                                                 2005          5,000
                                                 2007         65,000
                                                 2009         16,000
                                                 2010          3,000
                                                 2011         28,000
                                                 2012        303,000
                                                 2018      2,329,000
                                                          ----------
                                                          $3,287,000
                                                          ==========


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

         d) The Company acquired an option to purchase Rife Oil Properties, Inc. a principal stockholder of the Company. The option is for a one year period commencing September 1, 1998. The price to be paid for Rife Oil Properties, Inc., should the Company exercise the option, shall be 3,000,000 shares of Company Common Stock.

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

                Where possible the Company prefers to have Rife Oil Properties, Inc. act as operator of the oil and natural gas properties and prospects in which it owns an interest.

                M. O. Rife III, the Company's Chairman, owns 100% of Rife Oil Properties, Inc., and Rife Oil Properties, Inc. is one of the Company's major stockholders. As mentioned in item (d) above, and also in Note 12 (e), the Company has an option to acquire Rife Oil Properties, Inc.


NOTE 11 -       CONSULTING AGREEMENTS

                The Company has entered into various cancelable consulting agreements with third parties. Compensation for services provided under these agreements has been paid in either Common Shares or Common Share Purchase Warrants of the Company. During the years ended September 30, 1998, the Company issued 1,100.000 shares of Common Stock, valued at $687,500, and 120,000 Common Share Purchase Warrants, valued at $82,820.

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



NOTE 12 -    COMMITMENTS AND CONTINGENCIES (continued)

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

         c) The note payable to Benchmark described in Note 6 (e) is collateralized by all fixed, real, tangible and intangible assets owned by the Company. The collateral was released upon repayment of the note on October 7, 1998.

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

         f) The Company has entered into discussions to acquire certain assets of Power Exploration Company, Inc., a company owned by certain officers and directors of the Company, for 2,000,000 shares of common stock. These shares are being held in trust pending the finalization of any acquisition and are not included in shares issued or outstanding as of September 30, 1998.

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

NOTE 14 -    GOING CONCERN

             The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of September 30, 1998, the Company has a working capital deficit of $1,002,390 and an accumulated deficit of $4,671,079. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 14 -    GOING CONCERN  (continued)

financing, the Company will be forced to scale back operations which would have an adverse effect on the Company's financial condition and results of operation.


NOTE 15 -    SUBSEQUENT EVENTS

                Subsequent to September 30, 1998, the Company

         a)     Repaid the Bank of Commerce Note. (See Note 6(b)].

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

         e) Purchased various oil, gas and/or mineral leases located in East Texas along with 3-D Seismic Data. The purchase price was $350,000, paid $50,000 in cash and $300,000 with a promissory note bearing interest at 6% per annum and due January 31, 1999. The note is collateralized by all properties and data acquired through this purchase.

NOTE 16 -       SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS
                (UNAUDITED)

                The following supplemental unaudited information regarding the Company's oil and gas activities is presented pursuant to the disclosure requirements of Statement of Financial Accounting Standards No. 69.

                                                                           September 30,
                                                                      --------------------------
                                                                         1998            1997
                                                                      -----------    -----------
                Capitalized Costs Relating to Oil and Gas
                Producing Activities at September 30, 1997
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
                                                                      ===========    ===========

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 16 -       SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)
                (continued)

Costs Incurred in Oil and Gas Producing Activities
                for the Year Ending September 30, 1997
                   Property Acquisition Costs:
                       Proved                                            $ 235,625     $ 5,050,000
                       Unproved                                                 --       1,510,871
                       Exploration Costs                                   112,505           5,496
                                                                         ---------     -----------
                                                                         $ 348,130     $ 6,566,367
                                                                         =========     ===========
             Results of Operations for Oil and Gas Producing
                Activities for the Year Ended September 30, 1997
                   Oil and Gas Sales                                     $  47,138     $    22,714
                   Production (lifting) Costs                             (230,581)        (53,346)
                   Amortization Expenses                                    (4,394)           (826)
                                                                         ---------     -----------
                                                                          (187,837)        (31,458)

                Income Tax Expense                                              --              --
                                                                        ----------     -----------
                   Results of Operations for Oil and Gas Producing
                    Activities (excluding corporate overhead and
                    financing costs)                                    $ (187,837)    $   (31,458)
                                                                        ==========     ===========


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


                                                                           Oil                  Oil
                                                                         (mbbls)               (mbbls)
                                                                       -------------         ------------
                                                                           1998                   1997
                                                                       -------------         -------------
                   Proved Developed and Undeveloped Reserves:
                       Beginning of Year                                    22,528.5                    --
                       Purchases of Minerals in Place                             --              22,529.8
                       Revisions of Previous Estimates                        (779.9)                   --
                       Production                                               (4.1)                 (1.3)
                                                                       -------------         -------------
                       End of Year                                          21,744.5              22,528.5
                                                                       =============         =============

                   Proved Developed Reserves:
                       End of Year                                           3,785.0               4,568.6
                                                                       =============         =============

                   Standardized Measure of Discounted Future
                    Net Cash Flows at September 30, 1997:

                       Future Cash Inflows                             $ 315,295,000         $ 405,515,000
                       Future Production Costs                          (171,519,000)         (189,256,000)
                       Future Development Costs                          (18,135,000           (18,135,000)
                       Future Income Tax Expenses                        (49,693,000)          (78,686,000)
                                                                       -------------         -------------
                       Future Net Cash Flows                              75,948,000           119,438,000
                       10% Annual Discount for Estimated Timing
                        of Cash Flows                                    (37,063,000)          (55,703,000)
                                                                       -------------         -------------
                       Standardized Measure of Discounted Future
                        Net Cash Flows Relating to Proved Oil and
                        Gas Reserves                                   $  38,885,000         $  63,735,000
                                                                       =============         =============

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 16 -       SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS
                (UNAUDITED)  (continued)

                The following reconciles the change in the standardized measure of discounted future net cash flows from proved reserves during the year ended September 30, 1997:

                                                                      1998            1997
                                                                 ------------     ------------
                   Beginning of Year                             $ 63,735,000               --
                   Revenue from oil and gas production, net
                       Of production costs                            188,000           31,000
                   Net changes in prices and production and
                       Development costs                          (36,098,000)              --
                   Revisions of provious quantity estimates        (2,395,000)              --
                   Purchases of minerals in place                          --      105,286,000
                   Net change in income taxes                      16,567,000      (41,550,000)
                   Other                                           (3,112,000)         (37,000)
                                                                 ------------     ------------
                       End of Year                               $ 38,885,000     $ 63,735,000
                                                                 ============     ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EMPLOYEES

         As of September 30, 1998, POWER employed 25 persons of whom 2 are involved in field operations, 6 are involved in manufacturing, and 17 were engaged in office and administrative activities. None of POWER's employees are represented by unions or covered by collective bargaining agreements. To date, POWER has not experienced any strikes or work stoppages due to labor problems and considers its relations with its employees to be good. POWER also utilizes the services of independent consultants on a contract basis.


EXECUTIVE OFFICERS

M. O. Rife III, Chairman; Director

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

Guy Pyron, Chief Executive Officer; Director; Executive Committee

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

Joe Bennett, Chief Operating Officer; Director; Executive Committee

Mr. Bennett was born in Graham, Texas in 1946. His family has been involved in the oil industry as independent oil and gas operators in North Texas for three generations. Mr. Bennett attended the University of Texas at Austin studying petroleum engineering. At the age of sixteen he began working summers in the oil field for the family business. He has over 30 years of experience in developing exploration projects, drilling and completing wells, and all phases of operations. From 1976 to 1980 Mr. Bennett helped organize and start up an aircraft overhaul business that employed over 100 people. As C.O.O., he was responsible for all operations and marketing. In 1981 Mr. Bennett became President and CEO of Bennett Resources, Inc. As head of the family business, he directed the development of exploration projects in Texas, Oklahoma, Kansas, Illinois, Kentucky and Tennessee. In 1994 Mr. Bennett joined Rife Oil Properties, Inc. as VP Operations. His primary responsibilities were to oversee the company's stripper well acquisition program and to manage all operations of these properties using new production technology. Mark S. Zouvas, Chief Financial Officer; Executive Committee

Mr. Zouvas has a BA from the University of California at Berkeley (Accounting and Real Estate). As a staff auditor with Price Waterhouse, he performed services for clients in the banking and real estate industries. Mr. Zouvas has been involved in several venture capital transactions over the past five years. He is a Licensed Real Estate Broker in California.

The Issuer has a 5-person board of directors, all of which positions are currently filled. The Directors and Executive Officers of the Issuer, their ages and present positions held with the Issuer are:

NAME                                 AGE         POSITION HELD
M. O. Trey Rife III                  58          Chairman of the Board & Director
Thom Schliem                         48          Director
Guy Pyron                            59          Chief Executive Officer & Director
Jack Gallacher                       76          Director
Pattye J. Hill                       50          Treasurer
Joe Bill Bennett                     52          Vice President & Director
Mark Zouvas                          35          Secretary & Chief Financial Officer

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

ITEM 10. EXECUTIVE COMPENSATION

Name and Principal Occupation                         Salary         Securities Under Option
M.O. Rife, III                                        $60,720        None
Chairman of the Board & Director
Guy Pyron                                             $60,000        None
Chief Executive Officer & Director
Thomas Schliem                                        None           None
Director
Jack Gallacher                                        None           None
Director
Joe Bill Bennet                                       $60,720        None
Vice President & Director
Mark Zouvas                                           $60,000        None
Chief Financial Officer
Pattye Hill                                           $38,256        None
Treasurer



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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The authorized capital of the Issuer currently consists of 50,000,000 shares of $0.02 par common stock. There is issued and outstanding as of June 1, 1998, 11,060,925 shares.

To the knowledge of the directors and officers of the Issuer, as of September 30, 1998, only the following persons beneficially own, directly or indirectly, or exercise control or direction over, shares carrying more than five percent (5%) of the voting rights attached to all outstanding common shares of the
Issuer:

      Name and Address of Beneficial Owner           Amount of Beneficial Ownership     Percent of Class
Cede & Co.                                                      2,686,099 shares           24.2846%
P.O. Box 222
Bowling Green Station
New York, NY 10274
Rife Oil Properties, Inc.                                       1,500,000 shares           13.5613%
5020 Collinwood Avenue,
Suite 201
Fort Worth, TX 76107

Caye Chapel                                                       800,000 shares            7.2327%
3050 Post Oak Road
Suite 1760
Houston, TX 77056

George Gafford, Trustee                                         4,000,000 shares           36.1633%
5020 Collinwood Avenue
Fort Worth, TX 76017


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

(e) In September, 1998, Mr. Rife allowed the Issuer to use two 1988 Kenworth trucks owned by Rife Oil Properties, Inc. as pledged collateral to secure the $50,000 financing from Dallas Cady Family LLP.


ITEM 13. EXHIBITS AND REPORTS

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


                                  POWER EXPLORATION, INC.

                                  By     /s/ Mark S. Zouvas
                                     ------------------------------------------
                                        Mark S. Zouvas, Chief Financial Officer


January 21, 1999

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
EX-2.1    PLAN OF REORGANIZATION AND CHANGE OF SITUS BY WHICH TITAN ENERGY
          CORP., INC. AND POWER EXPLORATION, INC. CHANGES ITS PLACE OF
          INCORPORATION. MAY 31, 1998

EX-2.2    AGREEMENT AND PLAN OF MERGER BETWEEN POWER EXPLORATION, INC. (NEVADA)
          AND POWER EXPLORATION, INC. (COLORADO). AUGUST 1, 1998

EX-2.3    ARTICLES OF MERGER BETWEEN POWER EXPLORATION, INC. (NEVADA) AND POWER
          EXPLORATION, INC. (COLORADO). AUGUST 1, 1998

EX-2.4    ACTION BY INCORPORATOR. ELECTION OF OFFICERS AND DIRECTORS OF POWER
          EXPLORATION, INC. (NEVADA). MAY 31, 1998

EX-3.1    ARTICLES OF INCORPORATION OF IMPERIAL ENERGY. DATED OCTOBER 31, 1979.
          INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC FILINGS.

EX-3.2    AMENDMENT TO THE ARTICLES OF INCORPORATION. JUNE 26, 1984.
          INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC FILINGS.

EX-3.3    AMENDMENT TO THE ARTICLES OF INCORPORATION. SEPTEMBER 25, 1996.
          INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC FILINGS.

EX-3.4    MINUTES OF A SPECIAL MEETING OF SHAREHOLDERS OF ISSUER CHANGING NAME
          FROM FUNSCAPE CORPORATION TO OIL RETRIEVAL SYSTEMS, INC. DATED MAY 14,
          1997. INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC
          FILINGS.

EX-3.5    AMENDMENT TO THE ARTICLES OF INCORPORATION, DATED JUNE 15, 1997,
          CHANGING NAME FROM FUNSCAPE CORPORATION TO OIL RETRIEVAL SYSTEMS, INC.
          INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC FILINGS.

EX-3.6    BY LAWS OF THE CORPORATION. INCORPORATED BY REFERENCE FROM THE
          COMPANY'S PREVIOUS SEC FILINGS.

EX-3.7    ARTICLES OF INCORPORATION OF POWER EXPLORATION, INC. (NEVADA). DATED
          MAY 14, 1998

EX-3.8    BY-LAWS OF POWER EXPLORATION, INC. (NEVADA). DATED JUNE 1, 1998

EX-3.9    MINUTES OF THE ANNUAL MEETING OF THE SHAREHOLDERS OF TITAN ENERGY
          CORP. AND POWER EXPLORATION, INC. DATED JULY 24, 1998

EX-3.10   MINUTES OF A SPECIAL MEETING OF THE BOARD OF DIRECTORS IN WHICH
          OFFICERS AND DIRECTORS ARE ELECTED, DATED JULY 24, 1998.

EX-4.1    12% CONVERTIBLE DEBENTURES, WITH CONVERSION RIGHTS BASED UPON 80% OF
          MARKET PRICE AT DATE OF CONVERSION. INCORPORATED BY REFERENCE FROM THE
          COMPANY'S PREVIOUS SEC FILINGS.


EX-10.1   CONTRACT FOR ACQUISITION OF OIL RETRIEVAL SYSTEMS, INC. DATED MAY 16,
          1997. INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC
          FILINGS.

EX-10.2   CONTRACT FOR ACQUISITION OF OIL LEASES IN THE CORSICANA OIL FIELD,
          DATED JUNE 11, 1997. INCORPORATED BY REFERENCE FROM THE COMPANY'S
          PREVIOUS SEC FILINGS.

EX-10.3   LETTER AGREEMENT WITH PROMISSORY NOTE BETWEEN ISSUER AND M. PATTON
          HOLDINGS, LTD., RE OIL SEEPS, INC., DATED JUNE 17, 1997, ACQUIRING
          RIGHTS IN EROMANGA BASIN IN AUSTRALIA. INCORPORATED BY REFERENCE FROM
          THE COMPANY'S PREVIOUS SEC FILINGS.

EX-10.4   LETTER OF INTENT DATED AUGUST 11, 1997, BETWEEN ISSUER AND POWER
          EXPLORATION COMPANY, INC., GOVERNING THE ACQUISITION OF OIL AND GAS
          LEASES IN POLK COUNTY, TEXAS. INCORPORATED BY REFERENCE FROM THE
          COMPANY'S PREVIOUS SEC FILINGS.

EX-10.5   CONTRACT WITH POWER EXPLORATION, TECHSTAR EXPLORATION AND
          ROEMER-SWANSON ENERGY TO ACQUIRE MINERAL LEASES IN POLK COUNTY, TEXAS,
          DATED DECEMBER 2, 1997. INCORPORATED BY REFERENCE FROM THE COMPANY'S
          PREVIOUS SEC FILINGS.

EX-10.6   AUTHORITY TO PROSPECT FOR PETROLEUM (ATP-615) IN THE EROMANGA BASIN,
          AND COVERING 12,904,618 ACRES IN AUSTRALIA. INCORPORATED BY REFERENCE
          FROM THE COMPANY'S PREVIOUS SEC FILINGS.

EX-10.7   AGREEMENT WITH BENCHMARK EQUITIES FOR $500,000 LINE OF CREDIT, DATED
          MAY 7, 1998. INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC
          FILINGS.

EX-10.8   AGREEMENT WITH COLDWATER CAPITAL, EFFECTIVE JUNE, 1998, FOR THE
          PROVISION OF $2,000,000 LOAN TO BE UTILIZED TO INITIATE THE RECOVERY
          PROJECT ON THE CORSICANA FIELD. INCORPORATED BY REFERENCE FROM THE
          COMPANY'S PREVIOUS SEC FILINGS.

EX-10.9   AGREEMENT WITH M.O. RIFE IV FOR A $50,000 LOAN DATED APRIL 7, 1998,
          WITH EXTENSION AGREEMENT DATED OCTOBER 5, 1998.

EX-10.10  AGREEMENT WITH THE BANK OF COMMERCE FOR A $100,000 LINE OF CREDIT
          DATED JULY 27, 1998.

EX-10.11  AGREEMENT WITH THE ZOUVAS FAMILY TRUST FOR A $100,000 LOAN DATED
          AUGUST 13, 1998

EX-10.12  AGREEMENT WITH BUSINESS EXCHANGE INVESTMENTS, INC. FOR A $250,000 LOAN
          DATED SEPTEMBER 15, 1998

EX-10.13  AGREEMENT WITH THE DALLAS CADY FAMILY, LLP FOR A $50,000 LOAN SECURED
          BY TWO 1988 KENWORTH TRUCKS DATED SEPTEMBER 15, 1998

EX-10.14  AGREEMENT WITH TRIDENT III,LLC FOR A $250,000 LOAN DATED OCTOBER 21,
          1998, WITH PROMISSORY NOTE


EX-10.15  AGREEMENT OF SALE AND PURCHASE WITH MB EXPLORATION, LLC DATED DECEMBER
          15, 1998

EX-10.16  AMENDMENT TO SALE AND PURCHASE AGREEMENT WITH MB EXPLORATION, LLC,
          DATED DECEMBER 15, 1998

EX-16.1   LETTER DATED JUNE 8, 1998 FROM TERRENCE J. DUNNE, CPA CONCERNING
          CHANGE OF ACCOUNTANTS AND STATING NO DISAGREEMENTS WITH ISSUER.
          INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC FILINGS.

EX-21.1   SUBSIDIARIES OF THE ISSUER. INCORPORATED BY REFERENCE FROM THE
          COMPANY'S PREVIOUS SEC FILINGS.

EX-99.1   OIL LEASE INFORMATION PER INDUSTRY GUIDE FOR CORSICANA FIELD NEAR
          DALLAS, TEXAS. INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS
          SEC FILINGS.

EX-99.2   OIL LEASE INFORMATION PER INDUSTRY GUIDE FOR POLK COUNTY LEASES IN
          EAST TEXAS. INCORPORATED BY REFERENCE FROM THE COMPANY'S PREVIOUS SEC
          FILINGS.

EX-99.3   GLOSSARY OF SELECTED OIL & GAS TERMS