Form 10QSB
period 1998-12-31
POWER EXPLORATION INC
filed 1999-02-19
CIK 316621

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-QSB

                               -----------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______

COMMISSION FILE NO.
                   --------------------

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

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (817) 377-4464

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRATION WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:
YES [X] NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

            Class                          Outstanding as of December 31, 1998
------------------------------            -------------------------------------
Common stock, $0.02 par value                           12,210,925



================================================================================

                                      INDEX


Cautionary Statements Relevant to Forward-Looking Information for the Purpose of                         3
"Safe Harbor" Provisions of the Private Securities Litigation Reform Act of
1995


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements                                                                             4
         Consolidated Balance Sheet for the Two Most Recent Quarters                                     4
         Consolidated Statement of Operations for the Two Most Recent Quarters                           5
         Consolidated Statement of Cash Flows for the First Quarter of 1998 and 1997                     6
         Notes to Consolidated Financial Statements                                                      7
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations
         General                                                                                        15
         Overview                                                                                       15
         History of Losses                                                                              15
         Financial Results                                                                              15
         Liquidity And Capital Resources                                                                16
         Operating Environment                                                                          17
         Year 2000 Compliance                                                                           17
         Uncertainties And Risk Factors                                                                 17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                              21



Signature

EXHIBITS

        CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR
                 THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-QSB contains forward-looking statements relating to Power Exploration Inc.'s ("Power" or "the Company") operations that are based on management's current expectations, estimates and projections about the petroleum and chemicals industries. Words such as "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions are used to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

Among the factors that could cause actual results to differ materially are crude oil and natural gas prices; potential failure to achieve, and potential delays in achieving, expected production from existing and future oil and gas development projects; potential disruption or interruption of the company's production, manufacturing or transportation facilities due to accidents or political events; potential disruption to the company's operations due to untimely or incomplete resolution of Year 2000 issues by the company and other entities with which it has material relationships; potential liability for remedial actions under existing or future environmental regulations; and potential liability resulting from pending or future litigation. In addition, such statements could be affected by general domestic and international economic and political conditions.

The Company undertakes no obligation to publicly release the results of any revision to any forward-looking statement contained in this Report which may be made to reflect events or circumstances occurring subsequent to the filing of this Report with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other Reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
POWER EXPLORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET FOR THE TWO MOST RECENT QUARTERS



                                                                 DEC. 31, 1998   SEPT. 30, 1998                %
                                                                   UNAUDITED        AUDITED                  CHANGE
                              ASSETS
CURRENT ASSETS
Cash                                                            $     19,481      $    129,901                -85%
Accounts Receivable                                                    8,362            11,477                -27%

Accounts Receivable - Related Party                                  121,253           121,253                  0%
Inventory                                                            383,828           352,462                  9%
Prepaid Expenses                                                     130,677           123,542                  6%
TOTAL CURRENT ASSETS                                            $    663,601      $    738,635                -10%

OIL & GAS PROPERTIES, FULL COST METHOD
Properties being amortized                                         5,837,205         5,396,496                  8%
Properties not subject to amortization                             1,303,805         1,312,505                 -1%
                                                                   7,141,010         6,709,001                  6%
Less:  Accumulated depreciation, depletion & amortization             (5,499)           (5,220)                 5%

NET OIL AND GAS PROPERTIES                                         7,135,511         6,703,781                  6%

PROPERTY AND EQUIPMENT
Property and Equipment                                               296,811           296,811                  0%
Accumulated Depreciation                                             (57,088)          (46,037)                24%

Total Property and Equipment                                         239,723           250,774                 -4%

OTHER ASSETS                                                          19,553            13,846                 41%


TOTAL ASSETS                                                    $  8,058,388      $  7,707,036                  5%

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                           $    414,973      $    438,717                 -5%
Customer Deposits                                                    230,000           110,000                109%
Debentures Payable                                                                     250,000               -100%

Unamortized Discount on Debentures                                    (7,692)           (7,692)                 0%

Notes Payable                                                        950,000           900,000                  6%
Notes Payable -- Related Parties
                                                                      63,000            50,000                 26%
TOTAL CURRENT LIABILITIES                                       $  1,650,281      $  1,741,025                 -5%

LONG TERM LIABILITIES                                                     --                --                 --

TOTAL LIABILITIES                                               $  1,650,281      $  1,741,025                 -5%

STOCKHOLDERS' EQUITY
Common Stock ($.02 par value; 50,000,000 shares authorized,
12,210,925 shares issued & outstanding)                              244,218           221,218                 10%
Additional Paid-In Capital                                        11,292,872        10,415,872                  8%
Accumulated Deficit                                               (5,128,983)       (4,671,079)                10%
TOTAL STOCKHOLDERS' EQUITY                                      $  6,408,107      $  5,966,011                  7%

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  8,058,388      $  7,707,036                  5%

POWER EXPLORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS FOR THE TWO MOST RECENT QUARTERS



                                          3 MONTHS ENDING   3 MONTHS ENDING
                                           DEC. 31, 1998      SEPT. 30, 1998             %
                                             UNAUDITED          UNAUDITED             CHANGE

REVENUE
Oil and Gas Sales                          $      2,485      $      10,687              -77%
Equipment Sales                                   7,635            (45,059)            -117%

TOTAL REVENUE                                    10,120            (34,372)            -129%


COST OF REVENUE
Lease Operating                                  44,878             83,333              -46%
Production Taxes                                     32                497              -94%
Depreciation, Depletion & Amortization              279            (21,942)            -101%
Exploration                                          --                 --

Cost of Equipment Sales                           1,510            290,062              -99%
TOTAL COST OF REVENUE                            46,699            351,950              -87%

GROSS PROFIT                                    (36,579)          (386,322)             -91%

EXPENSES
General and Administrative                      404,210            757,963              -47%
Interest Expense                                 17,115            367,722              -95%
TOTAL EXPENSES                                  421,325          1,125,685              -63%

PROFIT (LOSS) BEFORE OTHER INCOME
AND PROVISION FOR INCOME TAXES                 (457,904)        (1,512,007)             -70%

OTHER INCOME                                         --                 --               --

PROFIT (LOSS) BEFORE PROVISION
FOR INCOME TAXES
                                               (457,904)        (1,512,007)             -70%

PROVISION FOR INCOME TAXES                           --                 --               --


NET PROFIT (LOSS)                          $   (457,904)     $  (1,512,007)             -70%

PROFIT (LOSS) PER SHARE                    $      (0.04)     $       (0.14)             -71%

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                           12,040,382         10,435,748                4%

POWER EXPLORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE FIRST QUARTER OF 1998



                                                           3 MONTHS ENDING
                                                            DEC. 31, 1998
                                                             UNAUDITED


Profit (Loss) After Taxes                                $   (457,904)
Depreciation and Amortization                                  11,329

CASH FLOW FROM INCOME STATEMENT                              (446,575)

Accounts Receivable.................Decr (Incr)                 3,115
Inventory...........................Decr (Incr)               (31,366)
Other Current Assets................Decr (Incr)                    --
Prepaid & Deferred Exp..............Decr (Incr)                (7,135)
Accounts Payable....................Incr (Decr)               (23,744)
Other Current Liab..................Incr (Decr)               120,000
Notes Payable - Related Parties.....Incr (Decr)                    --

CASH FLOW FROM OPERATING ACTIVITIES                          (385,705)


Fixed Assets........................Decr (Incr)                  (278)
Net Oil & Gas Prop..................Decr (Incr)              (131,730)
Other Assets........................Decr (Incr)                (5,707)

CASH FLOW FROM INVESTING ACTIVITIES                          (137,715)


New Borrowings                                                368,500
Repayments                                                   (105,500)
Short Term Debt.....................Incr (Decr)                    --
Long Term Debt......................Incr (Decr)                    --
Common Stock........................Incr (Decr)                    --
Additional Paid In Capital..........Incr (Decr)               150,000

CASH FLOW FROM FINANCING ACTIVITIES                           413,000


Net Increase (Decrease) in Cash                              (110,420)
Beginning Cash                                                129,901

ENDING CASH                                                    19,481


NON CASH ACTIVITY
Note issued for purchase of oil & gas properties              300,000


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

         The Company is engaged primarily in the fields of acquisition, development, exploration for and sale of oil and gas, and the construction and sale of oil and gas extraction equipment.


Basis of Consolidation

         The consolidated financial statements include the accounts of Power Exploration, Inc. ("Power", formerly Titan Energy Corp., Inc.) and its 100% owned subsidiaries, Oil Retrieval Systems, Inc. ("ORS"), acquired May 16, 1997 and Oil Seeps, Inc. ("OSI") acquired June 17, 1997. Accordingly, all references herein to "Power" or the "Company" include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


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


NOTE 2 - INVENTORY

Inventory at December 31, 1998 and September 30, 19998 consists of the following:



                                                                  DEC. 31, 1998       SEPT. 30, 1998

Raw Material                                                      $    233,485        $      225,604
Work in Process                                                        150,343               126,858
                                                                  ------------        --------------
                                                                  $    383,828        $      352,462
                                                                  ============        ==============


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1998 and September 30, 1998 consist of the following:



                                                              DEC. 31, 1998       SEPT. 30, 1998

Shop Equipment                                               $       30,852       $       30,852
Furniture and Office Equipment                                       22,887               22,887
Machinery                                                           243,072              243,072
                                                             --------------       --------------
                                                                    296,811              296,811

Less Accumulated Depreciation                                        57,088               46,037
                                                             --------------       --------------

Property and Equipment - Net                                       $239,723       $      250,774
                                                             ==============       ==============



NOTE 4 - OIL AND GAS PROPERTIES NOT SUBJECT TO AMORTIZATION

The Company's oil and gas properties are located in the United States and Australia. The $1,303,805 and $1,312,505 cost of unproved oil and gas leases held at December 31, 1998 and September 30, 1998, respectively, have been excluded in computing amortization of the full cost pool. All excluded costs at December 31, 1998 are located in Australia.

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


NOTE 6 - NOTES PAYABLE

Notes payable consist of the following:



                                                          DEC. 31         SEPT. 30
                                                           1998             1998
                                                       ------------     ------------

Notes Payable
    a) Bank of Commerce                                     100,000          100,000
    b) Business Exchange Investments, Inc.                  250,000          250,000
    c) Dallas Cady Family, LLP                               50,000           50,000
    d) Benchmark Equity Group                                    --          500,000
    e) Trident                                              250,000               --
    f) MB Exploration                                       300,000               --
                                                       ============     ============
Total                                                  $    950,000     $    900,000
                                                       ============     ============

Notes Payable - Related Parties
    g) M.O. Rife IV                                    $     44,500     $     50,000
    h) Directors                                             18,500               --
                                                       ============     ============
Total                                                  $     63,000     $     50,000
                                                       ============     ============




a) The Company is indebted to the Bank of Commerce under terms of a promissory note dated December 15, 1998 in the amount of $100,000. Terms of the note provide for interest at a rate of 8.75% per annum, with a maturity date of February 16, 1999. A principal stockholder of the Company has guaranteed the note.

b) The Company is indebted to Business Exchange Investment, Inc. under terms of a promissory note dated September 15, 1998. Terms of the note provide for interest at a rate of 10% per annum with an original maturity date of January 15, 1999. The note is collateralized by 100% of the shares of OSI.


c) The Company is indebted to Dallas Cady Family, LLP under terms of a promissory note dated September 15, 1998 in the amount of $50,000. Terms of the note provide for interest to be paid in the form of 80,000 common stock purchase warrants with an exercise price of $1.00 per share. The warrants have been valued at $44,160.

d) The Company was indebted to Benchmark Equity Group, Inc. under terms of a line of credit promissory note dated May 7, 1998 in the amount of $500,000. The note was paid through the issuance of 500,000 common shares on October 7, 1998.

e)       The Company is indebted to Trident III, LLC under terms of a promissory note in the amount of $250,000. The note bears interest at 10% per annum and is due on April 20, 1999. The Company has also issued 100,000 shares of Common Stock to Trident III.

f) On December 31, 1998, the Company purchased various oil, gas and/or mineral leases located in East Texas along with 3-D Seismic Data from MB Exploration, LLC. The purchase price was $350,000, and the Company paid $50,000 in cash and $300,000 with a promissory note bearing interest at 6% per annum and due January 31, 1999. The note is collateralized by all properties and data acquired through this purchase.

g) The Company is indebted to M.O. Rife IV under terms of a promissory note dated April 7, 1998 in the amount of $50,000. Mr. Rife is the son of a principal stockholder of the Company. Terms of the note provide for interest at a rate of 12% per annum, with an original maturity date of October 6, 1998. The maturity date of the note has been extended to January 31, 1999, and the principal has been reduced to $44,500.

h) The Company uses the services of Rife Oil Properties, which is owned by a principal stockholder, to drill its wells; in addition, the Company rents its Fort Worth, Texas office space from Rife Oil, and has small payable to Rife Trust.


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



NOTE 8 - WARRANTS

         At September 30, 1998, the Company had the following common stock purchase warrants outstanding:

 100,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before August 31, 2002 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The exercise price exceeded the market price of the underlying common stock on the date of issuance. The warrants were issued in connection with the placement of the debt described in Note 6(a).

 80,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before August 31, 2003 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants were issued in connection with the debt described in Note 5(c) and have been valued at $44,160.

 425,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before October 31,2003 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants were issued as a fee in connection with the debt described in Note 5(d) and have been valued at $234,600.

 75,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before October 31, 2003 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The warrants were issued as a fee in connection with the debt described in Note 5(d) and have been valued at $103,575.

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


NOTE 9 - RELATED PARTY TRANSACTIONS

During the quarter ended December 31, 1998:

         The Company renewed a promissory note to the son of a principal stockholder in the amount of $44,500. (See Note 5(f)).

         The Company had liabilities to two directors totaling $18,500 which consisted of drilling advances and accounts payable.

         A principal stockholder guaranteed the Bank of Commerce promissory note in the amount of $100,000. (See Note 5(a)).

         The Company occupies space in facilities leased by the stockholder mentioned above. The Company pays rent to the stockholder in the amount of $2,000 per month. The space is rented on a monthly basis.

         Where possible the Company prefers to have Rife Oil Properties, Inc. act as operator of the oil and natural gas properties and prospects in which it owns an interest.

         M. O. Rife III, the Company's Chairman, owns 100% of Rife Oil Properties, Inc., and Rife Oil Properties, Inc. is one of the Company's major stockholders. As mentioned above, and also in Note 10(e), the Company has an option to acquire Rife Oil Properties, Inc.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

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
                                        ==========

b) The Company has pledged 100% of the shares of Oil Seeps, Inc., a wholly owned subsidiary, as collateral for a $250,000 promissory note due on February 15, 1999. (See Note 5(b) and Note 13(a)).

c) The note payable to Benchmark described in Note 5(d) is collateralized by all fixed, real, tangible and intangible assets owned by the Company. The collateral was released upon repayment of the note on October 7, 1998.

d) A former employee of Oil Retrieval Systems, Inc. (a subsidiary of the Company) filed a sexual harassment complaint with the City of Fort Worth. The Company agreed to engage in mediation, which resulted in the Company paying $20,000 in exchange for a full and final release from the employee. In other legal matters, the Company has filed an administrative claim with the Bankruptcy Court to recover $30,000 from Southern Equipment.

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

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES

During the quarter ended December 31, 1998:

         Debentures payable of $250,000 were converted into shares of common stock.

         Oil and gas properties were acquired in exchange for cash and a note for $300,000.

         A loan of $500,000 was converted into 500,000 shares of common stock.


During the year ended September 30, 1998:

         A note payable plus accrued interest was satisfied through the issuance of 1,000,000 shares of common stock. Principal and interest converted totaled $1,343,381.

         Common stock totalling 1,239,372 shares was issued on conversion of $783,000 of debentures, plus accrued interest.

         Common stock warrants valued at $382,335 were issued in connection with various debt agreements.

         Common stock warrants valued at $82,820 were issued in connection consulting agreements.

         Common stock warrants valued at $55,200 were issued as payment for services.

         Common stock totaling 1,100,000 shares valued at $687,500 was issued as payment for services.


NOTE 12 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of December 31, 1998, the Company has a working capital deficit of $986,680 and an accumulated deficit of $5,128,983. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.


NOTE 13 - SUBSEQUENT EVENTS

Subsequent to December 31, 1998, the Company:

a) Extended the maturity of the note to Business Exchange Investment, Inc. to March 15, 1999.

b) Paid the note to Dallas Cady Family, LLP from proceeds of a new note payable to Rife Oil Properties, Inc. in January, 1999.

c) Renewed the loan with MB Exploration. The Company paid the note down to $279,500. The new note bears interest at 18% and is due March 31, 1999.

d) Extended the maturity of the note to M. O. Rife IV to April 30, 1999 and reduced the principal to $24,500.

e) Entered into three cancelable consulting agreements with third parties. Compensation for services provided under these agreements has been paid in Common Shares of the Company. The Company issued 2,200,000 shares of Common Stock, valued at $1,202,000 in connection with these agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in Item 1 of Part I of this Report.


Overview

         Power, along with its wholly owned subsidiaries, is a developmental global resource company engaged in oil and gas exploration. In addition to exploration and development of new properties, Power redevelops currently producing oil and gas fields, and researches and develops exploration and recovery technologies, including the manufacture of new, cutting-edge oil recovery equipment. (See "Glossary of Selected Oil and Natural Gas Terms" in the Company's most recent 10-KSB/A for a definition of certain oil and gas industry terms used in this report.)

         During its history, Power has changed its name several times. At different times Power has been known as Imperial Energy Corp., Funscape Corp., Oil Retrieval Systems, Inc., and Titan Energy Corp. In this report, all of these entities shall be referred to as Power.

         Power's business activity has stagnated due to current limited capital resources and cash flow. The company is currently seeking financing that will provide adequate capitalization. The Company has devised a two-stage financing program to achieve its goals and financial forecasts. In the first stage, Power will require approximately $3 million and in the second stage will require an additional $7 million. The financing is expected to be secured through joint venture participations for specific purposes.


History of Losses

         Power had a net loss of $457,904 for the three months ended December 31, 1998, and net losses of $628,961 and $2,695,817, for the years ended September 30, 1997 and 1998, respectively. Power may continue to incur net losses and, to the extent that natural gas and crude oil prices remain low, such losses may be substantial.


Financial Results

         Revenues

         Oil and gas sales decreased $8,202, or 77%, to $2,485 for the three months ended December 31, 1998 from $10,687 for the three months ended September 30, 1998. Equipment sales increased $52,694, or 117%, to $7,635 for the three months ended December 31, 1998 from a negative $45,059 for the three months ended September 30, 1998. Even with these increases in revenue and an increase in gross profit of 91%, income was far short of expenses. To date, Power has been putting the necessary components in place to create ongoing income, and these efforts should begin to be realized during the second half of the 1999 fiscal year.

         Costs and Expenses

         Power's general and administrative expenses decreased $353,753, or 47%, to $404,210 for the three months ended December 31, 1998 from $747,963 for the three months ended September 30, 1998. The change in the dollar amount of general and administrative expenses was due primarily to a significant decrease consulting fees which accounted for only 7% of all general and administrative expenses. Other major components of general and administrative expenses included officer's salaries at 14%, Tyler office salaries at 14%, non-officer salaries at 14%, and legal fees at 4%. Separately, lease operating expenses decreased $38,455 to $44,878 for the three months ended December 31, 1998 from $83,333 for the three months ended September 30, 1998.

         Net Loss

         Net loss for the three months ended December 31, 1998 was $457,904, or $.04 per share, compared to a loss of $1,512,007, or $.14 per share, for the three months ended September 30, 1998. Net cash used in operating activities was $384,034 for the three months ended December 31, 1998, and $2,148,474 for the three months ended September 30, 1998, representing a decrease of 82% in cash usage. All cash activities of the business produced a $110,420 decrease in cash for the three months ended December 31, 1998.

         Liquidity and Capital Resources

         Power's working capital deficit on December 31, 1998 was $986,680 compared to a deficit of $1,002,390 on September 30, 1998. Power had a current ratio of 0.4 the three months ended December 31, 1998 as well as for the fiscal year ended September 30, 1998. A comparison of other ratios that measure financial performance show no change in the quick ratio of 0.2, no change in the net worth to assets ratio of 0.8, and debt to net worth of (2.3) and (2.4) respectively. This data all highlights Power's need to raise additional capital, to convert some short-term debt into long-term debt, or to incur new long-term debt.

         Cash and cash equivalents totaled $149,096 at December 31, 1998, a $30,890 increase from December 31, 1997. An increase in short-term debt funded the company's capital expenditures. The company's debt totaled $1,650,281 at December 31, 1998, down 5% from September 30, 1998. The decrease was primarily from the conversion of short-term debt to common stock.

         Long-Term Debt

         On December 31, 1998, Power had no long-term debt. Although 89% of Power's assets are comprised of oil and gas properties that are not a current asset, all of Power's borrowings have been short term in nature. This has aggravated the Company's cash position and produced lower measures of financial performance than would otherwise be possible.

         Need to Raise Additional Capital

         The growth of Power's business will require substantial capital on a continuing basis. There is no assurance that any such required additional funds would be available on satisfactory terms and conditions, if at all. There is also no assurance that the Company will not pursue, from time to time, opportunities to acquire oil and natural gas properties and businesses that may utilize the capital currently expected to be available for its present operations. The amount and timing of Power's future capital requirements, if any, will depend upon a number of factors, including drilling costs, transportation costs, equipment costs, marketing expenses, staffing levels and competitive conditions, and any purchases or dispositions of assets, many of which are not within the Company's control. Failure to obtain any required additional financing could materially adversely affect the growth, cash flow and earnings of Power. In addition, Power's pursuit of additional capital could result in the incurrence of additional debt or potentially dilutive issuances of additional equity securities.

Operating Environment and Outlook

The Company's earnings are affected significantly by fluctuations in the price of crude oil. During 1998, the spot price of West Texas Intermediate (WTI), an industry benchmark light crude, averaged $14.39 per barrel, representing a 30 percent decline from the corresponding 1997 period. For the month of January 1999, the WTI spot price averaged $11.28 per barrel.


Year 2000 Compliance

         The "Year 2000 problem" results from computer systems and other equipment that contain embedded chips or processors, and which use two digits, rather than four, to define a specific year. This creates the potential for the equipment to be unable to accurately process certain data before, during or after the year 2000. This could result in system failures or miscalculations, causing disruptions to various activities and operations.

         The Company's management has conducted a review of its information systems and related data-processing activities to assess its exposure to the Year 2000 problem. As a result, Power has upgraded the operating software on some of its computers to a Year 2000 compliant system, and has upgraded its accounting software to a Year 2000 compliant version.

         The Company currently uses Year 2000 compliant engineering evaluation software for acquisition analysis, as well as internal engineering applications. Power's spreadsheet and word processing software is also Year 2000 compliant.

         Power has potential Year 2000 exposure with regard to its third party relationships and services including its bank and bank accounts and other vendor and/or service providers who utilize computers. Although the Company has no control over Year 2000 compliance implementation by these parties, Power has inquired and been assured that all of it's service providers currently are, or will be, Year 2000 compliant.


Uncertainties and Risk Factors

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

         Inability to Develop Additional Reserves

         Power's future success as an oil and natural gas producer, as is generally the case in the industry, depends upon its ability to find, develop and acquire additional oil and natural gas reserves that are economically recoverable. Except to the extent that Power conducts successful development activities or acquires properties containing proved reserves, Power 's proved reserves would generally decline as reserves are produced. There can be no assurance that Power will be able to locate additional reserves or that Power will drill economically productive wells or acquire properties containing proved reserves.

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

         Uncertainty of Estimates of Oil and Natural Gas Reserves

         Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond the control of Power. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, such estimates are inherently an imprecise evaluation of reserve quantities and the future net revenue therefrom. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those assumed in the estimate. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves. In addition, Power's reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and natural gas prices and other factors.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

         A former employee of Oil Retrieval Systems, Inc. (a subsidiary of the Company) filed a sexual harassment complaint with the City of Fort Worth. The Company agreed to engage in mediation, which resulted in the Company paying $20,000 in exchange for a full and final release from the employee. In other legal matters, the Company has filed an administrative claim with the Bankruptcy Court to recover $30,000 from Southern Equipment.







SIGNATURE

                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               Power EXPLORATION, INC.
                                            ------------------------------
                                                     (Registrant)




Date      February 19, 1999                        /s/ MARK S. ZOUVAS
      -------------------------             ------------------------------
                                        Mark S. Zouvas, Chief Financial Officer
                                           (Principal Accounting Officer and
                                                 Duly Authorized Officer)

                                INDEX TO EXHIBITS




Exhibit
Number              Description
-------             -----------

  27                Financial Data Schedule
