Form 10QSB
period 1999-03-31
POWER EXPLORATION INC
filed 1999-05-25
CIK 316621

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-QSB

                               -----------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______

COMMISSION FILE NO. ___________


                             POWER EXPLORATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 NEVADA                                 84-0811647
    (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

                          5416 Birchman Ave.
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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

          Class                              Outstanding as of March 31, 1999
------------------------------            -------------------------------------
Common stock, $0.02 par value                           14,612,354



================================================================================

                                INDEX

Cautionary Statements Relevant to Forward-Looking Information for the Purpose of
"Safe Harbor" Provisions of the Private Securities Litigation Reform Act of
1995                                                                                                                        3

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements                                                                                                4
                Consolidated Balance Sheet for the Two Most Recent Quarters                                                 4
                Consolidated Statement of Operations for the Two Most Recent Quarters                                       5
                Consolidated Statement of Cash Flows for the First Quarter of 1998 and 1997                                 6
                Notes to Consolidated Financial Statements                                                                  7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                General                                                                                                    15
                Overview                                                                                                   15
                History of Losses                                                                                          15
                Financial Results                                                                                          15
                Liquidity And Capital Resources                                                                            16
                Operating Environment                                                                                      17
                Year 2000 Compliance                                                                                       17
                Uncertainties And Risk Factors                                                                             17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                  21



Signature

EXHIBITS

     27         Financial Data Schedule

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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
POWER EXPLORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET

                                                                 MARCH 31, 1999    SEPT. 30, 1998
                                                                    UNAUDITED         AUDITED
                                                                 --------------    --------------
                            ASSETS
CURRENT ASSETS
Cash                                                             $       (1,410)   $      129,903
Accounts Receivable                                                      88,069            11,477
Accounts Receivable - Related Party                                     121,253           121,253
Inventory                                                               271,947           385,534
Prepaid Expenses                                                        148,268           123,542
TOTAL CURRENT ASSETS                                             $      628,127    $      771,709

OIL & GAS PROPERTIES, FULL COST METHOD
Properties being amortized                                            5,507,714         5,396,496
Properties not subject to amortization                                1,303,805         1,312,505
                                                                      6,811,519         6,709,001
Less:  Accumulated depreciation, depletion & amortization                (5,778)           (2,222)
NET OIL AND GAS PROPERTIES                                            6,805,741         6,706,779

PROPERTY AND EQUIPMENT
Property and Equipment                                                  324,086           283,739
Accumulated Depreciation                                                (68,345)          (46,037)
Total Property and Equipment                                            255,741           237,702

OTHER ASSETS                                                             19,553            13,846

TOTAL ASSETS                                                     $    7,709,162    $    7,730,036

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                            $      564,423    $      414,669
Customer Deposits                                                          --             110,000
Debentures Payable                                                         --             250,000
Unamortized Discount on Debentures                                       (7,692)           (7,692)
Notes Payable                                                           500,000           950,000
Notes payable -- Related Parties                                        619,313              --
                                                                 --------------    --------------
TOTAL CURRENT LIABILITIES                                        $    1,676,044    $    1,716,977
                                                                 --------------    --------------

LONG TERM LIABILITIES
                                                                           --                --
                                                                 --------------    --------------
TOTAL LIABILITIES                                                $    1,676,044    $    1,716,977
                                                                 --------------    --------------

STOCKHOLDERS' EQUITY
Common Stock ($.02 par value; 50,000,000 shares
authorized, 14,612,354 shares issued & outstanding)                     297,219           215,872
Additional Paid-In Capital                                           12,871,307        10,382,611
Accumulated Deficit                                                  (7,135,408)       (4,585,424)
                                                                 --------------    --------------
TOTAL STOCKHOLDERS' EQUITY                                       $    6,033,118    $    6,013,059
                                                                 ==============    ==============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    7,709,162    $    7,730,036
                                                                 ==============    ==============

POWER EXPLORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS FOR THE TWO MOST RECENT QUARTERS

                                               3 MONTHS ENDING   3 MONTHS ENDING
                                                MARCH 31, 1999    DEC. 31, 1998
                                                  UNAUDITED         UNAUDITED
                                                --------------    --------------
REVENUE
Oil and Gas Sales                               $        1,785    $        2,485
Equipment Sales                                        189,398             7,635
                                                --------------    --------------
TOTAL REVENUE                                          191,183            10,120
                                                --------------    --------------

COST OF REVENUE
Lease Operating                                         28,055            44,878
Production Taxes                                          --                  32
Depreciation, Depletion & Amortization                     279               279
Exploration                                               --                --
Cost of Equipment Sales                                142,080             1,510
                                                --------------    --------------
TOTAL COST OF REVENUE                                  170,414            46,699
                                                --------------    --------------

                                                --------------    --------------
GROSS PROFIT                                            20,769           (36,579)
                                                --------------    --------------

EXPENSES
General and Administrative                           2,018,547           404,210
Interest Expense                                         8,648            17,115
                                                --------------    --------------
TOTAL EXPENSES                                       2,027,195           421,325
                                                --------------    --------------

PROFIT (LOSS) BEFORE OTHER INCOME
AND PROVISION FOR INCOME TAXES                      (2,006,426)         (457,904)

OTHER INCOME                                              --                --

PROFIT (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                    (2,006,426)         (457,904)
                                                --------------    --------------

PROVISION FOR INCOME TAXES                                --                --

                                                --------------
NET PROFIT (LOSS)                               $   (2,006,426)   $     (457,904)
                                                ==============    ==============


PROFIT (LOSS) PER SHARE                         $        (0.14)   $        (0.04)
                                                ==============    ==============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                  14,612,354        12,040,382
                                                ==============    ==============


POWER EXPLORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE TWO MOST RECENT QUARTERS

                                                              3 MONTHS ENDING   3 MONTHS ENDING
                                                               MARCH 31, 1999    DEC. 31, 1998
                                                                 UNAUDITED         UNAUDITED
                                                               --------------    --------------
Profit (Loss) After Taxes                                      $   (2,006,426)   $     (457,904)
Depreciation and Amortization                                          11,536            11,329
                                                               --------------    --------------
CASH FLOW FROM INCOME STATEMENT                                    (1,994,890)         (446,575)
                                                               ==============    ==============

Accounts Receivable..................Decr(Incr)                       (79,707)            3,115
Inventory..................................Decr(Incr)                 111,882           (31,366)
Prepaid & Deferred Exp..............Decr(Incr)                        (17,591)           (7,135)
Accounts Payable.....................Incr(Decr)                       149,450           (23,744)
Customer Deposits....................Incr(Decr)                      (230,000)          120,000
Notes Payable - Related Parties..Incr(Decr)                           556,313              --

                                                               --------------    --------------
CASH FLOW FROM OPERATING ACTIVITIES                                (1,504,543)         (385,705)
                                                               ==============    ==============


Fixed Assets............................Decr(Incr)                    (27,275)             (278)
Net Oil & Gas Prop....................Decr(Incr)                      329,491          (131,730)
Other Assets............................Decr(Incr)                       --              (5,707)
                                                               --------------    --------------
CASH FLOW FROM INVESTING ACTIVITIES                                   302,216          (137,715)
                                                               ==============    ==============


New Borrowings                                                                          368,500
Repayments                                                                             (105,500)
Short Term Debt.......................Incr(Decr)                     (450,000)             --
Long Term Debt........................Incr(Decr)                         --                --
Common Stock.........................Incr(Decr)                        53,001              --
Additional Paid In Capital...........Incr(Decr)                     1,578,435           150,000
                                                               --------------    --------------
CASH FLOW FROM FINANCING ACTIVITIES                                 1,181,436           413,000
                                                               ==============    ==============


Net Increase (Decrease) in Cash                                       (20,891)         (110,420)
Beginning Cash                                                         19,481           129,901
                                                               --------------    --------------
ENDING CASH                                                            (1,410)           19,481
                                                               ==============    ==============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

         The Company is engaged primarily in the fields of acquisition, development, exploration for and sale of oil and gas, and the construction and sale of oil and gas extraction equipment.


Basis of Consolidation

         The consolidated financial statements include the accounts of Power Exploration, Inc. ("Power", formerly Titan Energy Corp., Inc.) and its 100% owned subsidiaries, Oil Retrieval Systems, Inc. ("ORS"), acquired May 16, 1997 and Oil Seeps, Inc. ("OSI") acquired June 17, 1997. Accordingly, all references herein to "Power" or the "Company" include the consolidated results of its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.


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

         In February 1997, the Financial Accounting Standards Board issued a new statement titled "Earnings Per Share" (SFAS No. 128). This statement is effective for both interim and annual periods ending after March 15, 1997 and specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. All prior-period EPS data presented has been restated to conform with the provisions for SFAS No. 128.

         Potential common stock has been excluded from the computation of earnings per share since the inclusion of options and warrants would be anti-dilutive.

Impact of Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued a new statement titled "Reporting Comprehensive Income" (SFAS No. 130). This statement is effective for both interim and annual periods beginning after March 15, 1997. This statement uses the term "comprehensive income" to describe the total of all components of comprehensive income, including net income. This statement uses the term "other comprehensive net income" to refer to revenues, expenses, gains or losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income.

         The impact of SFAS No. 130 in the financial statements, had it been adopted as of September 30, 1998 and 1997, is not applicable, since the Company had no other comprehensive income.


NOTE 2 - INVENTORY

Inventory at March 31, 1999 and December 31, 1998 consists of the following:


                                  MAR. 31, 1999    DEC. 31, 1998
Raw Material                     $      224,871   $      233,485
Work in Process                          47,076          150,343
                                 --------------   --------------
                                 $      271,947   $      383,828
                                 ==============   ==============


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1999 and December 31, 1998 consist of the following:


                                       MAR. 31, 1999    DEC. 31, 1998
Shop Equipment                        $       30,852   $       30,852
Furniture and Office Equipment                24,067           22,887
Machinery                                    269,167          243,072
                                      --------------   --------------
                                             324,086          296,811

Less Accumulated Depreciation                 68,345           46,037
                                      --------------   --------------
Property and Equipment - Net          $      255,741   $      250,774
                                      ==============   ==============


NOTE 4 - OIL AND GAS PROPERTIES NOT SUBJECT TO AMORTIZATION

The Company's oil and gas properties are located in the United States and Australia. The $1,303,805 and $1,312,505 cost of unproved oil and gas leases held at March 31, 1999 and September 30, 1998, respectively, have been excluded in computing amortization of the full cost pool. All excluded costs at March 31, 1999 are located in Australia.

A determination cannot be made about the extent of oil reserves that should be classified as proved reserves for this prospect. Consequently, the associated property costs and exploration costs have been excluded in computing amortization of the full cost pool. The Company estimates that amortization of these costs will begin during the calendar year 2000.

NOTE 5 - PARTICIPATION AGREEMENTS

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

         The Company also entered into a participation agreement with Corsicana Drilling Partners No. 2, G.P. This partnership arrangement provided approximately $500,000 in proceeds to drill two lateral wells on the Company's Barry lease located in Corsicana, Texas. The terms of the partnership include payment of 70% of the net cash proceeds from the two-well production back to the general partners until payback of initial proceeds plus a 12% rate of return and 50% of the net proceeds of the two-well production thereafter, in perpetuity. As of the date of this filing, the partnership has not generated net proceeds form the production generated by the two wells.

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following:

                                                                                MAR 31                 DEC. 31
                                                                                 1999                    1998
                                                                            ---------------         ---------------
Notes Payable
         a) Bank of Commerce                                                          -----                 100,000
         b) Business Exchange Investments, Inc.                                     250,000                 250,000
         c) Dallas Cady Family, LLP                                                   -----                  50,000
         d) Benchmark Equity Group                                                    -----                   -----
         e) Trident                                                                 250,000                 250,000
         f) MB Exploration                                                            -----                 300,000
                                                                            ===============         ===============
Total                                                                       $       500,000         $       950,000
                                                                            ===============         ===============

Notes Payable - Related Parties
        g) M.O. Rife IV                                                     $        19,500         $        44,500
        h) Directors                                                                 18,500                  18,500
        i) Rife Oil Properties                                                      581,313
                                                                            ---------------         ---------------
Total                                                                       $       619,313         $        63,000
                                                                            ===============         ===============


a) The Company is indebted to Business Exchange Investment, Inc. under terms of a promissory note dated September 15, 1998. Terms of the note provide for interest at a rate of 10% per annum with an original maturity date of January 15, 1999. The maturity has been extended to June 1, 1999 (See Note 13(a)). The note is collateralized by 100% of the shares of OSI.

b) The Company was indebted to Dallas Cady Family, LLP under terms of a promissory note dated September 15, 1998 in the amount of $50,000. Terms of the note provide for interest to be paid in the form of 80,000 common stock purchase warrants with an exercise price of $1.00 per share. The warrants have been valued at $44,160. Rife Oil Properties, Inc. paid the note due to the Dallas

Cady Family, LLP, and the note due was reclassified as a payable to Related Parties - Rife Oil Properties, Inc.

c) The Company is indebted to Trident III, LLC under terms of a promissory note in the amount of $250,000. The note bears interest at 10% per annum and is due on April 20, 1999. The Company has also issued 100,000 shares of Common Stock to Trident III.

d) Notes retired during the quarter include the Bank of Commerce note which was paid by Rife Oil Properties (See Note (h) below), and the note to Benchmark Equity Group was converted to equity (See Note 11).

e) On November 31, 1998, the Company purchased various oil, gas and/or mineral leases located in East Texas along with 3-D Seismic Data from MB Exploration, LLC. The purchase price was $350,000, and the Company paid $50,000 in cash and $300,000 with a promissory note bearing interest at 6% per annum and due January 31, 1999. On April 7, 1999, the Company defaulted on the terms of this note and incurred a one-time charge of $75,000 resulting from the forfeit of the down payment made in connection with this acquisition.

g) The Company is indebted to M.O. Rife IV under terms of a promissory note dated April 7, 1998 in the amount of $50,000. Mr. Rife is the son of a principal stockholder of the Company. Terms of the note provide for interest at a rate of 12% per annum, with an original maturity date of October 6, 1998. The maturity date of the note has been extended to May 31, 1999, and the principal has been reduced to $19,500.

h) The Company uses the services of Rife Oil Properties, which is owned by a principal stockholder, to drill its wells; in addition, the Company rents its Fort Worth, Texas office space from Rife Oil, and has received various cash loans from Rife Oil during the quarter ending 3-31-99, resulting from the sale of its Power common stock. During the quarter, the Rife Oil sold 756,000 shares of the Company's common stock for $491,000, and loaned the Company those funds at annual interest rate of 8%. The note will mature on March 31, 2000. Also included in this amount is the note due to the Bank of Commerce for $100,000 which was paid by Rife Oil Properties, Inc. in March of 1999. The terms of this note are one year accrued at an interest rate of 8%. The Company has subsequently remitted funds back to Rife Oil to reflect the outstanding amount due of $581,313.

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

         Costs of $130,000 incurred in connection with the issuance of these debentures are being amortized over the life of the debentures. Un-amortized issuance costs are charged to additional paid-in capital as debentures are converted into common stock

         As of September 30, 1997, $467,000 principal amount of debentures had been converted into 434,702 shares of common stock. During the year ended September 30, 1998, the remaining $783,000 principal amount of debentures was converted into 1,239,372 shares of common stock. Accrued interest of $38,607 has been included in the above conversions.

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

NOTE 8 - WARRANTS

         At March 31, 1999, the Company had the following common stock purchase warrants outstanding:

(a.) 100,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before August 31, 2002 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The exercise price exceeded the market price of the underlying common stock on the date of issuance. The warrants were issued in connection with the placement of convertible debentures.

(b.) 80,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before August 31, 2003 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants were issued in connection with the debt described in Note 6(b) and have been valued at $44,160.

(c.) 75,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before October 31, 2003 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The warrants were issued as a fee in connection with the debt incurred through Benchmark Equity Group and have been valued at $103,575.

(d.) 20,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before June 1, 2003 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The warrants were issued as payment for a consulting agreement and have been valued at $27,620.

The following warrants were converted into shares common shares:

(e.) 375,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before October 31,2003 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants are cashless and were issued as a fee in connection with the Benchmark Equity debt. On February 1, 1999, notice was given to the Company converting the cashless warrants to shares of the Company's common stock at a price of $1.98. 185,607 shares of the Company's common stock were issued to Benchmark Equity Group for the conversion of these warrants.

(f.) 100,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at anytime on or before June 1, 2003, at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants were issued as payment of interest on a $100,000 note and have been valued at $55,200. On February 1, 1999, notice was given to the Company converting the cashless warrants to shares of the Company's common stock at conversion price of $1.98. 49,495 shares of the Company's common stock were issued to Peter S. Zouvas for the conversion of these warrants.

(g.) 200,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at anytime on or before June 1, 2003, at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants were issued as payment for a consulting agreement. On February 1, 1999, notice was given to the Company converting the cashless warrants to shares of the Company's common stock at conversion price of $1.98. 98,990 shares of the Company's common stock were issued to Delphi Consulting, Inc. for the conversion of these warrants.

(h.) 50,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before October 31, 2003 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants are cashless and were issued as a fee in connection with the Benchmark Equity debt. On February 1, 1999, notice was given to the Company converting the cashless warrants to shares of the Company's common stock at a price of $1.98. 24,748 shares of the Company's common stock were issued to Jeffrey W. Tomz for the conversion of these warrants.

The warrants issued do not confer upon the holders thereof any voting or other rights of a stockholder of the Company.

The warrants described in items (a) through (d) above are not subject to a "cashless exercise" provision (the "warrant exchange"), whereas items (e) through (h), but have already been converted into shares of common stock as described.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 1999:

         The Company renewed a promissory note to the son of a principal stockholder in the amount of $19,500. (See Note 6(g)).

         The Company had liabilities to two directors totaling $18,500 which consisted of drilling advances and accounts payable.

         A principal stockholder paid the Bank of Commerce promissory note in the amount of $100,000 and this amount is no included in the notes payable - related party classification. This same stockholder has sold part of his shares in the Company on the open market and lent the proceeds to the Company at an interest rate of 8% for the period of one year. (See Note 6(h)).

         The Company occupies space in facilities owned by the stockholder mentioned above. The Company pays rent to the stockholder in the amount of $2,500 per month. The space is rented on a monthly basis.

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

Warehouse facilities located in Fort Worth, Texas. The lease term expires on September 30, 1999 and the Company has an option to review the lease for a two-year period.

Office facilities located in San Antonio, Texas. The lease term expires on June 30, 1998.

Office facilities located in Tyler, Texas. The lease term expires on January 31, 2000.

Office facilities located in Tyler, Texas. The lease term on expires on June 30, 1999.

Various office equipment leases expiring at various times through June 25, 2003.

Future minimum lease payments under the lease agreements for each of the years ended September 30 are as follows:


                           1999                  $     98,485
                           2000                        29,209
                           2001                        17,421
                           2002                         7,805
                           2003                         3,048
                                                 ------------
           Total Minimum Lease Payments          $    154,968
                                                 ============

b) The Company has pledged 100% of the shares of Oil Seeps, Inc., a wholly owned subsidiary, as collateral for a $250,000 promissory note due on February 15, 1999. The note has been extended to June 1, 1999. (See Note 5(b) and Note 13(a)).

c) The note payable to Benchmark described in Note 6(d) is collateralized by all fixed, real, tangible and intangible assets owned by the Company. The collateral was released upon repayment of the note on October 7, 1998.

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

f) The Company has entered into discussions to acquire certain assets of Power Exploration Company, Inc., a company owned by certain officers and directors of the Company, for 2,000,000 shares of common stock. These shares are being held in trust pending the finalization of any acquisition and are not included in shares issued or outstanding as of March 31, 1998.


NOTE 11 - SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES

During the six-months ended March 31, 1999:

         725,000 cashless warrants were converted into 358,840 shares of stock.

         Debentures payable of $250,000 were converted into shares of common stock (See Note 7(c)).

         Oil and gas properties that acquired in exchange for cash and a note for $300,000. Subsequently, the Company was unable to meet the terms of that note and this property is involved in foreclosure proceedings.

         The loan from Benchmark Equity Group for $500,000 was converted into 500,000 shares of the Company's common stock on October 7, 1998. Additional consideration for this loan took the form of 425,000 warrants at an exercise price of $1.00; these warrants were also converted, resulting in the issuance of 209,455 additional shares of the Company's common stock.


During the year ended September 30, 1998:

         A note payable plus accrued interest was satisfied through the issuance of 1,000,000 shares of common stock. Principal and interest converted totaled $1,343,381.

         Common stock totaling 1,239,372 shares was issued on conversion of $783,000 of debentures, plus accrued interest.

         Common stock warrants valued at $382,335 were issued in connection with various debt agreements.

         Common stock warrants valued at $82,820 were issued in connection consulting agreements.

         Common stock warrants valued at $55,200 were issued as payment for services.

         Common stock totaling 1,100,000 shares valued at $687,500 was issued as payment for services.

NOTE 12 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of March 31, 1999, the Company has a working capital deficit of $1,047,917 and an accumulated deficit of $7,135,408. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.


NOTE 13 - SUBSEQUENT EVENTS

Subsequent to March 31, 1999, the Company:

a) Extended the maturity of the note to Business Exchange Investment, Inc. to June 1, 1999.

b) Paid the note to Dallas Cady Family, LLP from proceeds of a new note payable to Rife Oil Properties, Inc. in January, 1999.

c) Renewed the loan with MB Exploration. The Company paid the note down to $279,500. The new note bears interest at 18% and is due March 31, 1999. Subsequently, the Company was unable to meet the terms of that note and this property is involved in foreclosure proceedings. MB Exploration filed to foreclose on this property on April 7, 1999.

d) Extended the maturity of the note to M. O. Rife IV to June 30, 1999 and reduced the principal to $14,500.

e) Entered into three cancelable consulting agreements with third parties. Compensation for services provided under these agreements has been paid in Common Shares of the Company. The Company issued 2,600,000 shares of Common Stock, valued at $1,582,000 in connection with these agreements.

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


History of Losses

         Power had a net loss of $2,006,426 for the three months ended March 31, 1999, and net losses of $628,961 and $2,695,817, for the years ended September 30, 1997 and 1998, respectively. Power may continue to incur net losses and, to the extent that natural gas and crude oil prices remain low, such losses may be substantial.


Financial Results

         Revenues

         Oil and gas sales decreased $700, or 28%, to $1,785 for the three months ended March 31, 1999 from $2,485 for the three months ended December 31, 1998. Equipment sales increased $181,763, or 2300%, to $189,398 for the three months ended March 31, 1998 from $7,635 for the three months ended December 31, 1998. Even with these increases in revenue and an increase in gross profit, income was far short of expenses. To date, Power has been putting the necessary components in place to create ongoing income, and these efforts should begin to be realized during the second half of the 1999 fiscal year.

         Costs and Expenses

         Power's general and administrative expenses increased $1,614,337, or 500%, to $2,018,547 for the three months ended March 31, 1999 from $404,210 for the three months ended December 31, 1998. The change in the dollar amount of general and administrative expenses was due primarily to a significant increase in consulting fees, represented by the issuance of stock under rule S-8, which accounted for 80% of all general and administrative expenses. Four consulting agreements totaling 2,600,000 shares of the Company's common stock were issued and charged against general & administrative expenses in the amount of $1,582,000.

         Other major components of general and administrative expenses included officer's salaries at 2%, Tyler office salaries at 8%, non-officer salaries at 8%, and legal fees at 2%. Separately, lease operating expenses decreased $1,750 to $44,878 for the three months ended March 31, 1999 from $44,878 for the three months ended December 31, 1998.

         Net Loss

         Net loss for the three months ended March 31, 1999 was $2,006,426, or $.14 per share, compared to a loss of $986,680, or $.04 per share, for the three months ended December 31, 1998. Net cash used in operating activities was $1,504,543 for the three months ended March 31, 1999, and $384,034 for the three months ended December 31, 1998, representing a increase of 527% in cash usage. All cash activities of the business produced a $20,891 decrease in cash for the three months ended March 31, 1999.

Liquidity and Capital Resources

         Power's working capital deficit on March 31, 1999 was $1,047,917 compared to a deficit of $986,680 on December 31, 1998. Power had a current ratio of 0.4 the three months ended March 31, 1999 as well as for the fiscal year ended September 30, 1998. A comparison of other ratios that measure financial performance show no change in the quick ratio of 0.2, no change in the net worth to assets ratio of 0.8, and debt to net worth of (2.3) and (2.4) respectively. This data all highlights Power's need to raise additional capital, to convert some short-term debt into long-term debt, or to incur new long-term debt.

         Cash and cash equivalents totaled $149,096 at March 31, 1999, a $54,721 decrease from December 31, 1998. A decrease in short-term debt resulted from the equity conversion of the Benchmark debt. The company's debt totaled $1,676,044 at March 31, 1999, down 5% from September 30, 1998. The decrease was primarily from the conversion of short-term debt to common stock.

         Long-Term Debt

         On March 31, 1999, Power had no long-term debt. Although 89% of Power's assets are comprised of oil and gas properties that are not a current asset, all of Power's borrowings have been short term in nature. This has aggravated the Company's cash position and produced lower measures of financial performance than would otherwise be possible.

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


Operating Environment and Outlook

The Company's earnings are affected significantly by fluctuations in the price of crude oil. During 1998, the spot price of West Texas Intermediate (WTI), the industry benchmark for light crude, averaged $14.39 per barrel, representing a 30 percent decline from the corresponding 1997 period. For the month of March 1999, the WTI spot price averaged $13.75 per barrel.


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


Uncertainties and Risk Factors

         Concentration of Production

         Power's existing proved producing oil and natural gas reserves and its production therefrom are located in a single field, which consists of 4,500 acres and contains 650 wells. Accordingly, to the extent that Power experiences any operating difficulties in connection with such wells or that the estimated proved reserves attributable thereto are less than those that are currently estimated to exist, Power could be adversely affected.

Geographic Restrictions

         There are no geographic restrictions that would prevent Power from acquiring or seeking to acquire any rights or interest in any properties.

         Inability to Develop Additional Reserves

         Power 's future success as an oil and natural gas producer, as is generally the case in the industry, depends upon its ability to find, develop and acquire additional oil and natural gas reserves that are economically recoverable. Except to the extent that Power conducts successful development activities or acquires properties containing proved reserves, Power 's proved reserves would generally decline as reserves are produced. There can be no assurance that Power will be able to locate additional reserves or that Power will drill economically productive wells or acquire properties containing proved reserves.

         Acquisition Risks

         Power 's business strategy includes focused acquisitions of producing oil and natural gas properties. Any such future acquisitions will require an assessment of the recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other similar factors. It generally is not feasible to review in detail every individual property involved in an acquisition. Ordinarily, review efforts are focused on the higher-valued properties. However, even a detailed review of all properties and records may not reveal existing or potential problems; nor will it permit Power to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections are not always performed on every well, and potential problems, such as mechanical integrity of equipment and environmental conditions that may require significant remedial expenditures, are not necessarily observable even when an inspection is undertaken. Even if problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurance that oil and natural gas properties acquired by Power will be successfully integrated into Power 's operations or will achieve desired profitability objectives.

         Drilling Risks

         Power 's drilling involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. Power must incur significant expenditures for the identification and acquisition of properties and for the drilling and completion of wells. The cost of drilling, completing and operating a well is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. In addition, any use by Power of 3-dimensional seismic and other advanced technology requires greater pre-drilling expenditures than traditional drilling strategies. There can be no assurance as to the success of Power 's future drilling activities.

         Uncertainty of Estimates of Oil and Natural Gas Reserves

         Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond the control of Power. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, such estimates are inherently an imprecise evaluation of reserve quantities and the future net revenue therefrom. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those assumed in the estimate. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves. In addition, Power 's reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and natural gas prices and other factors.

         Geographic Concentration of Operations

         Virtually all of Power 's current operations are located in Texas and Australia. Because of this concentration, any regional events that increase costs or competition, reduce availability of equipment or supplies, reduce demand or limit production will impact Power more adversely than if Power were geographically diversified.

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

         Power uses the full cost method of accounting for its investment in oil and gas properties. Under the full-cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the SEC PV-10 (present value discounted at 10% as dictated by the SEC) of estimated future net cash flow from proved reserves of oil and gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged against earnings. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase.

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




Date      May 24, 1999                            /s/ MARK S. ZOUVAS
      -------------------------             ------------------------------
                                        Mark S. Zouvas, Chief Financial Officer
                                          (Principal Accounting Officer and
                                                Duly Authorized Officer)

                               INDEX TO EXHIBITS


     Exhibit
     No.            Description
     --------       -----------

        27          Financial Data Schedule