Form 10QSB
period 1999-06-30
POWER EXPLORATION INC
filed 1999-08-20
CIK 316621

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-QSB

                               -----------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999; OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                         --------    -------

COMMISSION FILE NO.
                   ------------------

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
REQUIREMENTS FOR THE PAST 90 DAYS: YES [X]   NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

            Class                          Outstanding as of June 30, 1999
------------------------------           ----------------------------------
Common stock, $0.02 par value                         17,231,194



================================================================================

                                INDEX

Cautionary Statements Relevant to Forward-Looking Information for the Purpose of                 3
"Safe Harbor" Provisions of the 3 Private Securities Litigation Reform Act of
1995

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                                     4
         Consolidated Balance Sheet as of the date of this filing and most
          recent audited Balance Sheet statement                                                 4
         Consolidated Statement of Operations for the Two Most Recent
          financial Quarters of 1999                                                             5
         Consolidated Statement of Cash for the Two Most Recent financial
          Quarters of 1999                                                                       6
         Notes to Consolidated Financial Statements                                              7
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations
         General                                                                                15
         Overview                                                                               15
         History of Losses                                                                      15
         Financial Results                                                                      15
         Liquidity And Capital Resources                                                        16
         Operating Environment                                                                  17
         Year 2000 Compliance                                                                   17
         Uncertainties And Risk Factors                                                         17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                       21


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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
POWER EXPLORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET

                                                              JUNE 30, 1999    SEPT. 30, 1998
                                                               UNAUDITED           AUDITED
                                                              -------------    --------------
                            ASSETS
CURRENT ASSETS
Cash                                                          $     (2,810)     $    129,903
Accounts Receivable                                                 132339            11,477
Accounts Receivable - Related Party                                     --           121,253
Inventory                                                          279,513           385,534
Prepaid Expenses                                                   118,891           123,542
                                                              ------------      ------------
TOTAL CURRENT ASSETS                                          $    527,933      $    771,709

OIL & GAS PROPERTIES, FULL COST METHOD
Properties being amortized                                       5,491,918         5,396,496
Properties not subject to amortization                           1,303,805         1,312,505
                                                              ------------      ------------
                                                                 6,795,723         6,709,001
Less:  Accumulated depreciation, depletion & amortization           (6,057)           (2,222)
                                                              ------------      ------------
NET OIL AND GAS PROPERTIES                                       6,789,666         6,706,779

PROPERTY AND EQUIPMENT
Property and Equipment                                             324,086           283,739
Accumulated Depreciation                                           (80,908)          (46,037)
                                                              ------------      ------------
Total Property and Equipment                                       243,178           237,702
                                                              ------------      ------------

OTHER ASSETS                                                        17,898            13,846
                                                              ------------      ------------

TOTAL ASSETS                                                  $  7,578,675      $  7,730,036
                                                              ------------      ------------

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                         $    752,990      $    414,669
Customer Deposits                                                       --           110,000
Debentures Payable                                                      --           250,000
Unamortized Discount on Debentures                                  (7,692)           (7,692)
Notes Payable                                                      500,000           950,000
Notes payable -- Related Parties                                   588,059                --
                                                              ------------      ------------
TOTAL CURRENT LIABILITIES                                     $  1,833,357      $  1,716,977
                                                              ------------      ------------

LONG TERM LIABILITIES                                                   --                --
                                                              ------------      ------------
TOTAL LIABILITIES                                             $  1,833,357      $  1,716,977
                                                              ------------      ------------

STOCKHOLDERS' EQUITY
Common Stock ($.02 par value; 50,000,000 shares
authorized, 17,231,194 shares issued & outstanding)                297,219           215,872
Additional Paid-In Capital                                      12,871,307        10,382,611
Accumulated Deficit                                             (7,423,208)       (4,585,424)
                                                              ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                    $  5,745,318      $  6,013,059
                                                              ============      ============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  7,578,675      $  7,730,036
                                                              ============      ============

POWER EXPLORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS FOR THE TWO MOST RECENT QUARTERS

                                           3 MONTHS ENDING   3 MONTHS ENDING
                                            JUNE 30, 1999     MAR. 31, 1999
                                              UNAUDITED         UNAUDITED
                                           ---------------   ---------------
REVENUE
Oil and Gas Sales                          $         9,152   $         1,785
Equipment Sales                                     67,764           189,398
                                           ---------------   ---------------
TOTAL REVENUE                                       76,916           191,398
                                           ---------------   ---------------

COST OF REVENUE
Lease Operating                                     92,249            28,055
Production Taxes                                         4                --
Depreciation, Depletion & Amortization                 279               279
Exploration                                             --                --
Cost of Equipment Sales                                424           142,080
                                           ---------------   ---------------
TOTAL COST OF REVENUE                               92,956           170,414
                                           ---------------   ---------------

GROSS PROFIT                                       (16,040)           20,769
                                           ---------------   ---------------

EXPENSES
General and Administrative                         186,931         2,018,547
Interest Expense                                     8,971             8,648
                                           ---------------   ---------------
TOTAL EXPENSES                                     195,902         2,027,195
                                           ---------------   ---------------
PROFIT (LOSS) BEFORE OTHER INCOME
AND PROVISION FOR INCOME TAXES                    (211,942)       (2,006,426)

OTHER INCOME                                       (75,858)               --

PROFIT (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                  (287,800)       (2,006,426)
                                           ---------------   ---------------

PROVISION FOR INCOME TAXES                              --                --

NET PROFIT (LOSS)                          $      (287,800)       (2,006,426)
                                           ===============   ===============

PROFIT (LOSS) PER SHARE                    $         (0.02)            (0.14)
                                           ---------------   ---------------

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                              15,921,774        14,612,354
                                           ===============   ===============

POWER EXPLORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE TWO MOST RECENT QUARTERS

                                                      3 MONTHS ENDING   3 MONTHS ENDING
                                                       JUNE 30, 1999     MAR. 31, 1999
                                                         UNAUDITED         UNAUDITED
                                                      ---------------   ---------------

Profit (Loss) After Taxes                             $      (287,800)  $    (2,006,426)
Depreciation and Amortization
                                                               12,842            11,536
                                                      ---------------   ---------------
CASH FLOW FROM INCOME STATEMENT                              (274,958)       (1,994,890)
                                                      ===============   ===============

Accounts Receivable..................Decr(Incr)                76,983           (79,707)
Inventory............................Decr(Incr)                (7,566)          111,882
Prepaid & Deferred Exp...............Decr(Incr)                29,377           (17,591)
Accounts Payable.....................Incr(Decr)               188,567           149,450
Customer Deposits....................Incr(Decr)                    --          (230,000)
Notes Payable - Related Parties......Incr(Decr)               (31,254)          556,313
                                                      ---------------   ---------------
CASH FLOW FROM OPERATING ACTIVITIES                           256,107           490,346
                                                      ===============   ===============


Fixed Assets.........................Decr(Incr)                    --           (27,275)
Net Oil & Gas Prop...................Decr(Incr)                15,796           329,491
Other Assets.........................Decr(Incr)                 1,655                --
                                                      ---------------   ---------------
CASH FLOW FROM INVESTING ACTIVITIES                            17,451           302,216
                                                      ===============   ===============


New Borrowings
Repayments
Short Term Debt......................Incr(Decr)                    --          (450,000)
Long Term Debt.......................Incr(Decr)                    --                --
Common Stock.........................Incr(Decr)                    --            53,001
Additional Paid In Capital...........Incr(Decr)                    --         1,578,435
                                                      ---------------   ---------------
CASH FLOW FROM FINANCING ACTIVITIES                                --         1,181,436
                                                      ===============   ===============


Net Increase (Decrease) in Cash                                (1,400)          (20,892)
Beginning Cash                                                 (1,411)           19,481

                                                      ---------------   ---------------
ENDING CASH                                                    (2,811)           (1,411)
                                                      ===============   ===============

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


NOTE 2 - INVENTORY

Inventory at June 30, 1999 and March 31, 1999 consists of the following:

                                                        JUN. 30, 1999        MAR. 31, 1999
                 Raw Material                          $       224,141      $       224,871
                 Work in Process                                55,372               47,076
                                                       ---------------      ---------------
                                                               279,513      $       271,947
                                                       ===============      ===============


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1999 and March 31, 1999 consist of the following:

                                                        JUN. 30, 1999        MAR. 31, 1999
                 Shop Equipment                        $        30,852      $        30,852
                 Furniture and Office Equipment                 24,067               24,067
                 Machinery                                     269,167              269,167
                                                       ---------------      ---------------
                                                               324,086              324,086

                 Less Accumulated Depreciation                  80,908               68,345
                                                       ---------------      ---------------
                 Property and Equipment - Net                  243,178      $       255,741
                                                       ===============      ===============



NOTE 4 - OIL AND GAS PROPERTIES NOT SUBJECT TO AMORTIZATION

The Company's oil and gas properties are located in the United States and Australia. The $1,303,805 and $1,312,505 cost of unproved oil and gas leases held at June 30, 1999 and September 30, 1998, respectively, have been excluded in computing amortization of the full cost pool. All excluded costs at June 30, 1999 are located in Australia.

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

         The Company also entered into a participation agreement with Corsicana Drilling Partners No. 2, G.P. This partnership arrangement provided approximately $500,000 in proceeds to drill two lateral wells on the Company's Barry lease located in Corsicana, Texas. The terms of the partnership include payment of 70% of the net cash proceeds from the two-well production back to the general partners until payback of initial proceeds plus a 12% rate of return and 50% of the net proceeds of the two-well production thereafter, in perpetuity. As of the date of this filing, the partnership has not generated significant net proceeds from the production generated by the two wells.

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following:

                                                    JUN. 30      MAR. 31
                                                      1999         1999
                                                    --------     --------
Notes Payable
         a) Business Exchange Investments, Inc.      250,000      250,000
         b) Trident                                  250,000      250,000
                                                    --------     --------
Total                                               $500,000     $500,000
                                                    ========     ========

Notes Payable - Related Parties
        c) M.O. Rife IV                             $     --     $ 19,500
        d) Directors/Officers                         18,500       18,500
        e) Rife Oil Properties                       569,559      581,313
                                                    --------     --------
Total                                               $588,059     $619,313
                                                    ========     ========

a) The Company is indebted to Business Exchange Investment, Inc. under terms of a promissory note dated September 15, 1998. Terms of the note provide for interest at a rate of 10% per annum with an original maturity date of January 15, 1999. The maturity has been extended to September 30, 1999 (See Note 13(a)). The note is collateralized by 100% of the shares of OSI.

b) The Company is indebted to Trident III, LLC under terms of a promissory note in the amount of $250,000. The note bears interest at 10% per annum and is due on September 30, 1999. The Company has also issued 360,000 shares of Common Stock to Trident III. 100,000 of which had originally been issued as consideration for making the loan and 260,000 had been issued as consideration for extending the loan.

c) The Company was indebted to M.O. Rife IV under terms of a promissory note dated April 7, 1998 in the amount of $50,000. Mr. Rife is the son of a principal stockholder of the Company. Terms of the note provide for interest at a a rate of 12% per annum, with an original maturity date of October 6, 1998. The note was paid off on June 15, 1999.

d) The Company is indebted to two Directors in the amount of $18,500 which consists of drilling advances and accounts payable.

e) The Company uses the services of Rife Oil Properties, which is owned by a principal stockholder, to drill its wells; in addition, the Company rents its Fort Worth, Texas office space from Rife Oil, and has received various cash loans from Rife Oil during the quarter ending 6-30-99. During the past two quarters, Rife Oil sold 756,000 shares of the Company's common stock for $491,000, and loaned the Company those funds at annual interest rate of 8%. The note will mature on March 31, 2000. Also included in this amount was the note due to the Bank of Commerce for $100,000 which was paid by Rife Oil Properties, Inc. in March of 1999. The terms of this note are one year accrued at an interest rate of 8%. The Company has subsequently remitted funds back to Rife Oil to reflect the outstanding amount due of $581,313.

NOTE 7 - DEBENTURES PAYABLE

a) During July and August 1997, the Company sold $1,250,000 of 12% Convertible Debentures, in accordance with Regulation D of the Securities Act of 1933, for net proceeds of $870,000.

         The debentures bore interest at 12% per annum and were due and payable on July 31, 1998, if not converted earlier. Interest was payable quarterly.

         The principal amount of the debentures was converted at the holders option, anytime 28 days after the closing date, into shares of the Company's common stock at a conversion price for each share of Company common stock equal to the lower of (a) 80% of the closing bid price of the common stock for the business day immediately preceding the date of receipt by the Company and notice of conversion or (b) 80% of the average of the closing bid price of the common stock for the 5 business days immediately preceding the closing date.

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

NOTE 8 - WARRANTS

         At June 30, 1999, the Company had the following common stock purchase warrants outstanding:

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

(b.) 80,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before August 31, 2003 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants have been valued at $44,160.

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

The warrants described in items (a) through (d) above are not subject to a "cashless exercise" provision (the "warrant exchange"), whereas items (e) through (h), have already been converted into shares of common stock as described.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 1999:

         The Company repaid a promissory note to the son of a principal stockholder in the amount of $19,500 with the exception of interest in the amount of $4,500. (See Note 6(c)).

         The Company had liabilities to two directors totaling $18,500 which consisted of drilling advances and accounts payable.

         A principal stockholder paid the Bank of Commerce promissory note in the amount of $100,000 and this amount is not included in the notes payable - related party classification. This same stockholder has sold part of his shares in the Company on the open market and loaned the proceeds to the Company at an interest rate of 8% for the period of one year. (See Note 6(e)).

         The Company occupies space in facilities owned by the stockholder mentioned above. The Company pays rent to the stockholder in the amount of $3,325 per month. The space is rented on a monthly basis.

         Where possible the Company prefers to have Rife Oil Properties, Inc. act as operator of the oil and natural gas properties and prospects in which it owns an interest.



NOTE 10 - COMMITMENTS AND CONTINGENCIES

a) The Company has entered into various non-cancelable operating lease agreements for office and warehouse space and equipment.

Warehouse facilities are located in Fort Worth, Texas. The lease term expires on September 30, 1999 and the Company has an option to review the lease for a two-year period.

Various office equipment leases expire at various times through June 25, 2003.

Future minimum lease payments under the lease agreements for each of the years ended September 30 are as follows:

                                 1999                       $   24,736
                                 2000                           29,209
                                 2001                           17,421
                                 2002                            7,805
                                 2003                            3,048
                                                            ----------
                Total Minimum Lease Payments                $   82,219
                                                            ==========

b) The Company has pledged 100% of the shares of Oil Seeps, Inc., a wholly owned subsidiary, as collateral for a $250,000 promissory note due on February 15, 1999. The note has been extended to September 30, 1999. (See Note 6(a) and
Note 13(a)). The collateral will be released upon payment of the note on September 30, 1999.

d) A former employee of Oil Retrieval Systems, Inc. (a subsidiary of the Company) filed a sexual harassment complaint with the City of Fort Worth. The Company agreed to engage in mediation, which resulted in the Company paying $20,000 in exchange for a full and final release from the employee.

e) The Company has filed an administrative claim with the Bankruptcy Court to recover $30,000 from Southern Equipment that represents equipment that was unduly confiscated.

f) Hughes Christensen has filed a property lien on a well in Navarro County, Texas. The amount in question is $5,052.34 for work performed on the aforementioned well. The Company expects to have this lien lifted and is not disputing the amount owed.

g) The Company has entered into arbitration with Market Pathways Financial Relations for $38,104.45 for services rendered. The Company believes that it is not responsible for the full amount that claimant alleges.

h) The Company has an option to acquire Rife Oil Properties, Inc., for 3,000,000 shares of Company Common Stock. The option expires on August 31, 1999.


NOTE 11 - SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES

During the nine-months ended June 30, 1999:

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

         Common stock warrants valued at $82,820 were issued in connection with consulting agreements.

         Common stock warrants valued at $55,200 were issued as payment for services.

         Common stock totaling 1,100,000 shares valued at $687,500 was issued as payment for services.


NOTE 12 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of June 30, 1999, the Company has a working capital deficit of $1,047,917 and an accumulated deficit of $7,135,408. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.


NOTE 13 - SUBSEQUENT EVENTS

Subsequent to June 30, 1999, the Company:

a) Extended the maturity of the note to Business Exchange Investment, Inc. to September 30, 1999.

b) Paid the note to M. O. Rife IV with the exception of interest in the amount of $4,500.

c) Entered into three cancelable consulting agreements with third parties. Compensation for services provided under these agreements has been paid in Common Shares of the Company. The Company issued 2,600,000 shares of Common Stock, valued at $1,582,000 in connection with these agreements.

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


History of Losses

         Power had a net loss of $287,800 for the three months ended June 30, 1999, and net losses of $628,961 and $2,695,817, for the years ended September 30, 1997 and 1998, respectively. Power may continue to incur net losses and, to the extent that natural gas and crude oil prices remain low, such losses may be substantial.


Financial Results

Revenues

         Oil and gas sales increased $7,367, or 413%, to $9,152 for the three months ended June 30, 1999 from $1,785 for the three months ended March 31, 1999. Equipment sales decreased $121,634, or 64%, to $67,764 for the three months ended June 30, 1999 from $189,398 for the three months ended March 31, 1999. Even with these increases in revenue and an increase in gross profit, income was far short of expenses. To date, Power has been putting the necessary components in place to create ongoing income, and these efforts should begin to be realized during the fourth quarter of the 1999 fiscal year.

Costs and Expenses

         Power's general and administrative expenses decreased $1,831,616, or 91%, to $186,931 for the three months ended June 30, 1999 from $2,018,547 for the three months ended March 31, 1999. The change in general and administrative expenses was due primarily to the significant decrease in consulting fees, which were issued for stock under rule S-8 .

         Other major components of general and administrative expenses included officer's salaries at 5%, non-officer salaries at 8%, and legal fees at 2%. Separately, lease operating expenses increased $64,194 to $92,249 for the three months ended June 30, 1999 from $28,055 for the three months ended March 31, 1999. This increase is due primarily to the increase in drilling activities undertaken by the Company.

Net Loss

         Net loss for the three months ended June 30, 1999 was $287,800, or $.02 per share, compared to a loss of $2,006,426, or $.17 per share, for the three months ended March 31, 1999. Net cash used in operating activities was $256,107 for the three months ended June 30, 1999, and $490,346 for the three months ended March 31, 1998. All cash activities of the business produced a $1,400 decrease in cash for the three months ended June 30, 1999.

Liquidity and Capital Resources

         Power's working capital deficit on June 30, 1999 was $1,047,917 compared to a deficit of $986,680 on December 31, 1998. Power had a current ratio of 0.4 the three months ended June 30, 1999 as well as for the fiscal year ended September 30, 1998. A comparison of other ratios that measure financial performance show no change in the quick ratio of 0.2, no change in the net worth to assets ratio of 0.8, and debt to net worth of (2.3) and (2.4) respectively. This data all highlights Power's need to raise additional capital, to convert some short-term debt into long-term debt, or to incur new long-term debt.

         Cash and cash equivalents totaled $149,096 at March 31, 1999, a $54,721 decrease from December 31, 1998. An increase in accounts payable caused the company's debt to increase 72% totaling $2,953,635 at June 30, 1999, up from September 30, 1998.

Long-Term Debt

         On June 30, 1999, Power had no long-term debt. Although 89% of Power's assets are comprised of oil and gas properties that are not a current asset, all of Power's borrowings have been short term in nature. This has aggravated the Company's cash position and produced lower measures of financial performance than would otherwise be possible.

Need to Raise Additional Capital

         The growth of Power's business will require substantial capital on a continuing basis. There is no assurance that any such required additional funds would be available on satisfactory terms and conditions, if at all. There is also no assurance that the Company will not pursue, from time to time, opportunities to acquire oil and natural gas properties and businesses that may utilize the capital currently expected to be available for its present operations. The amount and timing of Power's future capital requirements, if any, will depend upon a number of factors, including drilling costs, transportation costs, equipment costs, marketing expenses, staffing levels and competitive conditions, and any purchases or dispositions of assets, many of which are not within the Company's control. Failure to obtain any required additional financing could materially adversely affect the growth, cash flow and earnings of Power. In addition, Power's pursuit of additional capital could result in additional debt or the issuance of additional equity securities which would be dilutive to existing shareholders.


Operating Environment and Outlook

The Company's earnings are affected significantly by fluctuations in the price of crude oil. During 1998, the spot price of West Texas Intermediate (WTI), the industry benchmark for light crude, averaged $14.39 per barrel, representing a 30 percent decline from the corresponding 1997 period. For the first six months 1999, the WTI spot price averaged $16.75 per barrel.


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


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

A former employee of Oil Retrieval Systems, Inc. (a subsidiary of the Company) filed a sexual harassment complaint with the City of Fort Worth. The Company agreed to engage in mediation, which resulted in the Company paying $20,000 in exchange for a full and final release from the employee. In other legal matters, the Company has filed an administrative claim with the Bankruptcy Court to recover $30,000 from Southern Equipment. A property lien has been filed on a well in Navarro County, Texas. The amount in question is $5,052.34 for work performed on the aforementioned well. In addition, the Company has entered into arbitration with Market Pathways Financial Relations for $38,104.45 that the Company owes for services rendered.








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




Date      August 19, 1999                         /s/ MARK S. ZOUVAS
      -------------------------             ------------------------------
                                        Mark S. Zouvas, Chief Financial Officer
                                          (Principal Accounting Officer and
                                               Duly Authorized Officer)