Form 10KSB
period 1999-09-30
POWER EXPLORATION INC
filed 2000-01-14
CIK 316621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

  [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1999

  [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act
 of 1934 (No fee required) for the transition period from           to


     Commission file number: 000-09419
                             ---------

                             POWER EXPLORATION, INC.
                           ---------------------------
                 (Name of Small Business Issuer in Its Charter)


                Nevada                                  84-0811647
               --------                                -----------
 (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)


             5416 Birchman Avenue, Fort Worth, Texas     76107
            -----------------------------------------------------
             (Address of Principal Executive Offices)  (Zip Code)

                                 (817) 377-4464
                            ------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

        Title of Each Class           Name of each Exchange on Which Registered
        -------------------           -----------------------------------------
        Common Stock ($0.02                             None
             Par Value)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X                    No
                                   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

The issuer's total consolidated revenues for the year ended September 30, 1999, were $268,397

The aggregate market value of the registrant's Common Stock, $0.02 par value (the only class of voting stock), held by non-affiliates was approximately $1,087,019 based on the average closing bid and asked prices for the Common Stock on January 4, 2000.

At January 1, 2000, the number of shares outstanding of the registrant's Common Stock, $0.02 par value (the only class of voting stock), was 9,581,140.

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.       Description of Business..........................................1

Item 2.       Description of Property..........................................8

Item 3.       Legal Proceedings...............................................11

Item 4.       Submission of Matters to a Vote of Security-Holders.............11


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters........12

Item 6.       Management's Discussion and Analysis or Plan of Operation.......14

Item 7.       Financial Statements............................................21

Item 8.       Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure..........................22

                                    PART III

Item 9.       Directors and Executive Officers................................23

Item 10.      Executive Compensation..........................................23

Item 11.      Security Ownership of Certain Beneficial Owners and Management..24

Item 12.      Certain Relationships and Related Transactions..................24

Item 13.      Exhibits, List and Reports on Form 8-K..........................28

FORWARD-LOOKING STATEMENTS

         THIS ANNUAL REPORT ON FORM 10-KSB INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE"SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS, "MAY," "BELIEVE," "EXPECT," "INTEND," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS FORM 10-KSB, INCLUDING WITHOUT LIMITATION, THE STATEMENTS UNDER "BUSINESS," "PROPERTIES," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS EXPLORATION--LIQUIDITY AND CAPITAL RESOURCES" AND "MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS" LOCATED ELSEWHERE HEREIN REGARDING THE FINANCIAL POSITION AND LIQUIDITY OF POWER EXPLORATION INC. ("THE COMPANY"), THE VOLUME OR DISCOUNTED PRESENT VALUE OF ITS OIL AND NATURAL GAS RESERVES, ITS ABILITY TO SERVICE ITS INDEBTEDNESS, ITS STRATEGIC PLANS INCLUDING ITS ABILITY TO LOCATE AND COMPLETE ACQUISITIONS OF OIL AND NATURAL GAS ASSETS, ITS ABILITY TO LIST ITS STOCK ON THE OVER THE COUNTER ELECTRONIC BULLETIN BOARD (OTC-EBB) AND OTHER MATTERS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS WITH RESPECT TO ANY SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED IN THIS FORM 10-KSB, INCLUDING, WITHOUT LIMITATION, IN CONJUNCTION WITH THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN INCLUDE, BUT ARE NOT LIMITED TO, THE TIMING AND EXTENT OF CHANGES IN COMMODITY PRICES FOR OIL AND NATURAL GAS, THE NEED TO DEVELOP AND REPLACE RESERVES, ENVIRONMENTAL RISKS, DRILLING AND OPERATING RISKS, RISKS RELATED TO EXPLORATION AND DEVELOPMENT, UNCERTAINTIES ABOUT THE ESTIMATES OF RESERVES, COMPETITION, GOVERNMENT REGULATION AND THE ABILITY OF THE COMPANY TO MEET ITS STATED BUSINESS GOALS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Business Development

As used herein, the term "Company" refers to Power Exploration, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. Originally incorporated on October 31, 1979 in Colorado as Imperial Energy Corp., the Company adopted its present name in May of 1998. During its history, the Company has changed its name several times. At different times the Company has been known as Imperial Energy Corp., Funscape Corp., Oil Retrieval Systems, Inc., and Titan Energy Corp. Current management obtained controlling ownership of the Company in October of 1999. The Company changed its domicile to Nevada on May 31, 1998 through a merger of Titan Energy Corp., Inc., a Colorado Corporation, with a Nevada corporation bearing the name Power Exploration, Inc. (the "Company").

The Company, along with its wholly owned subsidiaries, is a developmental global resource company engaged in oil and gas exploration. In addition to exploration and development of new properties, the Company redevelops currently producing oil and gas fields.

Business of the Issuer

Oil and natural gas are the principal products currently produced by the Company. The Company does not refine or process the oil and natural gas that it produces. The Company sells the oil it produces under short-term contracts at market prices in the areas in which the producing properties are located, generally at F.O.B. field prices posted by the principal purchaser of oil in such areas.

The Company focuses its exploration efforts on its significant holdings in Texas. The Company is developing production recovery of existing fields in Corsicana, Texas and other areas of the region where fields have been depleted by conventional lifting methods, but where significant, proven reserves of oil still remain. These fields can become commercially viable and provide long-term revenue streams utilizing the latest technology.

Recovery methods employed by the Company have yielded positive results in recent application tests. The first process involves the use of a controlled, under-balanced horizontal drilling technique in retrieving secondary production from fields whose depletion curves have flattened. This process has been used extensively in the higher-pressure environments, like the Austin-Chalk, however it has not been widely applied to shallow depth, depleted reservoirs.

A supplemental process to the horizontal drilling methods described above is the use of an alkaline-surfactant aided polymer flood. Water floods have been the predominate method for retrieving oil from depleted fields. A polymer flood builds a wall, which coupled with the alkaline-surfactant, helps "push" oil from the reservoir into the well bore. The spacing and permeability characteristics of the Company's Corsicana field are prime candidates for this process. The presence of the horizontal well creates a larger well bore in which fluid (oil) can enter and can increase production ten fold to that of a vertical well.

The Company's swabbing rig manufacturing unit, ORS, produces a truck-mounted portable swabbing unit which eliminates the need to rig up work-over units and run tubing, rods, downhole pumps, packers and surface pump jacks, thus requiring only one person to drive and operate. The units are completely self-contained with the capacity of up to 80 barrels of oil, enabling the operator to swab approximately 25 to 35 wells per day. The swabbing procedure takes approximately 10 minutes per well. In comparison, using conventional pump jacks, the same volume of fluid removal would take 14 to 24 hours and require a near constant source of electrical power.

On May 16, 1997 the Company acquired Oil Retrieval Systems, Inc. and its portable swabbing technology, assets and liabilities from Rife Oil Properties, Inc. for 2,500,000 shares of the Company's restricted common stock.

With respect to its drilling operations, the Company plans to concentrate on lower risk development-type properties generally consisting of drilling in reservoirs from which production is or formerly was being obtained while also drilling some wildcat and developmental wells. The drilling of development wells is subject to the normal risk of dry holes or a failure to produce oil and natural gas in commercial quantities. The degree of risk varies depending, among other things, on the distance between the well and the nearest producing well, other available geological information and the geological features of the area. All drilling activities are subject to the risk of encountering unusual or unexpected formations and pressures and other conditions that may result in financial losses or liabilities to third parties or governmental entities, many of which may not be covered by insurance. The number and type of wells drilled by the Company will vary depending on the amount of funds available for drilling, the cost of each well, the size of the fractional working interests acquired by the Company in each well and the estimated recoverable reserves attributable to each well.

On June 17, 1997 the Company acquired 100% of the issued and outstanding shares of Oil Seeps, Inc. a Texas Corporation. Oil Seeps, Inc. was acquired for 400,000 shares of restricted common stock. Oil seeps owned certain oil and gas concessions located in Australia. These concessions allowed exploration for petroleum products and required production on or before September 30, 1999. Due to its lack of capital for exploration and drilling in Australia, the Company was unable to drill a producing well on the property and the concessions expired on September 30, 1999.

Because of the Company's focus on the acquisition and development of new and currently producing oil and gas properties, the Company will continue to seek acquisition possibilities.

As of September 30, 1999, the Company employed 15 persons of whom 7 are involved in field operations and manufacturing, and 8 were engaged in office and administrative activities.

Exploration and Development Activities

Historically, the Company has financed its exploration and development expenditures primarily through bank borrowing, equity capital from private sales of stock, and promoted funds from industry partners. With respect to its acquisition activities, the Company intends to shift its emphasis to larger scale acquisitions of producing properties with additional development and exploration potential. Initially, the Company plans to use a combination of debt and equity financing to fund these larger acquisitions.

The Company made exploration and development expenditures of $3,886 and $3,293 during the fiscal year ended September 30, 1998 and the fiscal year ended September 30, 1999, respectively. The Company made net lease acquisitions of $348,130 for proved and unproved properties during the fiscal year ended September 30, 1998. Total lease acquisitions for proved and unproved properties was $450,993 during the fiscal year ended September 30, 1999. The Company's ability to continue to fund its exploration and development activities depends upon cash flow and its ability to secure the necessary financing for such activities.

Products, Markets and Revenues

Oil and natural gas are the principal products currently produced by the Company. The Company does not refine or process the oil and natural gas that it produces. The Company sells the oil it produces under short-term contracts at market prices in the areas in which the producing properties are located, generally at F.O.B. field prices posted by the principal purchaser of oil in such areas.

The availability of a ready market for oil and natural gas and the prices of oil and natural gas are dependent upon a number of factors that are beyond the control of the Company. These factors include, among other things, the level of domestic production and economic activity generally, the availability of imported oil and natural gas, actions taken by foreign oil producing nations, the availability of natural gas pipelines with adequate capacity and other transportation facilities, the availability and marketing of other competitive fuels, fluctuating and seasonal demand for oil, natural gas and refined products and the extent of governmental regulation and taxation (under both present and future legislation) of the production, refining, transportation, pricing, use and allocation of oil, natural gas, refined products and substitute fuels. Accordingly, in view of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of the oil and natural gas from any producing well in which the Company has or may acquire an interest.

Oil prices have been subject to significant fluctuations over the past decade. Levels of production maintained by the Organization of Petroleum Exporting Countries ("OPEC") member nations and other major oil producing countries are expected to continue to be a major determinant of oil price movements in the future. As a result, future oil price movements cannot be predicted with any certainty. Similarly, during the past several years, the market price for natural gas has been subject to significant fluctuations on a monthly basis as well as from year to year. These frequent changes in the market price make it impossible for the Company to predict natural gas price movements with any certainty.

The Company cannot provide assurance that it will be able to market all oil or natural gas that the Company produces or, if such oil or natural gas can be marketed, that favorable price and contractual terms can be negotiated. Changes in oil and natural gas prices may significantly affect the revenues and cash flow of the Company and the value of its oil and natural gas properties. Further, significant declines in the prices of oil and natural gas may have a material adverse effect on the business and financial condition of the Company. (See "Management's Discussion and Analysis").

In certain areas in which the Company engages in oil and natural gas production activities, the supply of oil and natural gas available for delivery from time to time exceeds the demand. During such times, companies purchasing oil and natural gas in such areas reduce the amount of oil and natural gas that they will purchase or "take." If buyers cannot be readily located for newly discovered oil and natural gas reserves, newly completed oil and natural gas wells may be shut-in for various periods of time. As a result, the over-supply of oil and natural gas in certain areas may cause the Company to experience "take" problems or may adversely affect the Company's ability to obtain contracts to market oil and natural gas discovered in wells in which the Company owns an interest.

Competition

The oil and natural gas industry is highly competitive. The Company encounters strong competition from other independent operators and from major oil companies in acquiring properties, in contracting for drilling equipment and in securing trained personnel. Many of these competitors have financial resources and staffs substantially larger than those available to the Company. Therefore, competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of the Company will permit.

Exploration and production of oil and natural gas is also affected by competition for drilling rigs and the availability of tubular goods and certain other equipment. While the oil and natural gas industry has experienced shortages of drilling rigs and equipment, pipe and personnel in the past, the Company is not presently experiencing any shortages and does not foresee any such shortages in the near future. the Company is unable to predict how long current market conditions will continue.

Competition for attractive oil and natural gas producing properties, undeveloped leases and drilling rights is also strong, and the Company cannot provide assurance that it will be able to compete satisfactorily in the acquisition of such properties. Many major oil companies have publicly indicated their decisions to concentrate on overseas activities and have been actively marketing certain of their existing producing properties for sale to independent producers. There can be no assurance that the Company will be successful in acquiring any such properties.

Regulation.

The Company's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and natural gas production, operations and economics are or have been affected by price controls, taxes and other laws relating to the oil and natural gas industry, by changes in such laws and by changes in administrative regulations. The Company cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on its business or financial condition. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, unitization and pooling of properties, and taxation. There can be no assurance that new laws or regulations, or modifications of or new interpretations of existing laws and regulations, will not increase substantially the cost of compliance or otherwise adversely affect the Company's oil and natural gas operations and financial condition or that material indemnity claims will not arise against the Company with respect to properties acquired by or from the Company.

The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution which might result from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue.

For instance, legislation has been proposed in Congress from time to time that would reclassify certain crude oil and natural gas exploration and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and natural gas industry in general. Initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company. The Company could incur substantial costs to comply with environmental laws and regulations. In addition to compliance costs, government entities and other third parties may assert substantial liabilities against owners and operators of oil and natural gas properties for oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages, including damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for project investment or result in loss of the Company's properties.

Although the Company maintains insurance coverage it considers to be customary in the industry, it is not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. Accordingly, the Company may be subject to liability or may lose substantial portions of properties due to hazards that cannot be insured against or have not been insured against due to prohibitive premium costs or for other reasons. The imposition of any such liabilities on the Company could have a material adverse effect on the Company's financial condition and results of operations.

The Oil Pollution Act of 1990 ("OPA") imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the Oil Pollution Act of 1990, could have a material adverse impact on the Company. While the Company does not anticipate incurring material costs in connection with environmental compliance and remediation, it cannot guarantee that material costs will not be incurred.

Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual members, compliance with which is often difficult and costly and certain of which carry substantial penalties for the failure to comply. The Company cannot predict how existing regulations may be interpreted by enforcement agencies or the courts, nor whether amendments or additional regulations will be adopted, nor what effect such interpretations and changes may have on the Company's business or financial condition.

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

To the extent the pipeline company or its sales affiliate makes natural gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as the Company; however, pipeline companies and their affiliates were not required to remain "merchants" of natural gas, and most of the interstate pipeline companies have become "transporters only." In subsequent orders, the FERC largely affirmed the major features of Order 636 and denied a stay of the implementation of the new rules pending judicial review. By the end of 1994, the FERC had concluded the Order 636 restructuring proceedings, and, in general, accepted rate filings implementing Order 636 on every major interstate pipeline. However, even through the implementation of Order 636 on individual interstate pipelines is essentially complete, many of the individual pipeline restructuring proceedings, as well as Order 636 itself and the regulations promulgated thereunder, are subject to pending appellate review and could possibly be changed as a result of future court orders.

The Company cannot predict whether the FERC's orders will be affirmed on appeal or what the effects will be on its business. In recent years the FERC also has pursued a number of other important policy initiatives which could significantly affect the marketing of natural gas. Some of the more notable of these regulatory initiatives include (i) a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate pipeline owned gathering facilities by interstate pipelines to their affiliates (the so-called "spin down" of previously regulated gathering facilities to the pipeline's nonregulated affiliate), (ii) the completion of a rule making involving the regulation of pipelines with marketing affiliates under Order No. 497, (iii) the FERC's ongoing efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange,
(iv) a generic inquiry into the pricing of interstate pipeline capacity, (v) efforts to refine the FERC's regulations controlling operation of the secondary market for released pipeline capacity, and (vi) a policy statement regarding market based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity.

Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin downs," may have the adverse effect of increasing the cost of doing business on some in the industry as a result of the monopolization of those facilities by their new, unregulated owners. The FERC has attempted to address some of these concerns in its orders authorizing such "spin downs," but it remains to be seen what effect these activities will have on access to markets and the cost to do business. As to all of these recent FERC initiatives, the ongoing, or in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the Company's business.

The federal government may propose tax initiatives that affect the oil and natural gas industry, including the Company. Due to the preliminary nature of these proposals, the Company is unable to determine what effect, if any, the proposals would have on product demand or the Company's results of operations.

The various states in which the Company conducts or may conduct activities regulate the drilling, operation and production of oil and natural gas wells, such as the method of developing new fields, spacing of wells, the prevention and clean-up of pollution, and maximum daily production allowables based on market demand and conservation considerations.

The Company's exploration, development and production of oil and gas, including its operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. The Company's domestic activities are subject to a variety of environmental laws and regulations, including, but not limited to, the Oil Pollution Act of 1990 ("OPA"), the Clean Water Act ("CWA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Air Act ("CAA") and the Safe Drinking Water Act ("SDWA"), as well as state regulations promulgated under comparable state statutes.

The Company also is subject to regulations governing the handling, transportation, storage and disposal of naturally occurring radioactive materials that are found in its oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species and impose substantial liabilities for cleanup of pollution.

Under the OPA, a release of oil into water or other areas designated by the statue could result in the Company being held responsible for the costs of remediating such a release, certain OPA specified damages and natural resource damages. The extent of that liability could be extensive, as set forth in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in the Company being held responsible under the CWA for the cost of remediation, and civil and criminal fines and penalties.

CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substance" into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including, but not limited to, crude oil, gas and natural gas liquids from the definition of hazardous substance, the Company's operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage and disposal of both hazardous and nonhazardous solid wastes. The Company generates hazardous and nonhazardous solid waste in connection with its routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during pipeline, drilling and production operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to must more stringent handling, transportation, storage, disposal and clean-up requirements. This development could have a significant impact on the Company's operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact.

Because oil and gas exploration and production, and possibly other activities, have been conducted at some of the Company's properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances require remediation. In addition, the Company has agreed to indemnify Sellers of producing properties from whom the Company has acquired reserves against certain liabilities for environmental claims associated with such properties. While the Company does not believe the costs to be incurred by the Company for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

Additionally, in the course of the Company's routine oil and gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and the Company incurs costs for waste handling and environmental compliance. Moreover, the Company is able to control directly the operations of only those wells for which it acts as the operator. Notwithstanding the Company's lack of control over wells owned by the Company but operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to the Company.

It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance. There can be no assurance that more stringent laws and regulations protecting the environment will not be adopted or that the Company will not otherwise incur material expenses in connection with environmental laws and regulations in the future.

Proposed Legislation

In the past, Congress has been very active in the area of natural gas regulation. Legislative proposals are pending in various states which, if enacted, could significantly affect the petroleum industry. The Company cannot predict which proposals, if any, may actually be enacted by Congress or any of the state legislatures, and what impact, if any, such proposals may have on the Company's operations.

ITEM 2.  DESCRIPTION OF PROPERTIES

Facilities

The Company leases approximately 2,500 square feet of office space in Fort Worth, Texas, for its corporate offices. The 90-day lease is for and requires a monthly rental payment of approximately $2,000. The Company considers this space adequate for its present needs. In addition, Oil Retrieval Systems, Inc. located in Fort Worth, Texas leases approximately 16,982 square feet for a monthly payment of $4,118. The Company also has a satellite office in Tyler, along with a small field office and yard in Corsicana, Texas.

General Description of Oil and Gas Properties

The Company has leasehold interests in Corsicana, Texas and in Polk County, Texas. The Corsicana Field is comprised of 650 existing wells of which the Company has a leasehold interest in the underground minerals. The Company also has a leasehold interest in 2,800 net acres located in Polk County, Texas.

Polk County

Currently, the Company and its partners have assembled 12,000 net acres of oil and gas leases in the Woodbine trend for its "Onalaska" prospect located in Polk County, Texas. The Company owns a 25% interest in these leases. The leases are typical of oil and gas leases in that they require production of oil or gas within a defined period of time or the leases expire. Of the 12,000 net acres located in the Woodbine Trend in which the Company has an interest, approximately 25% expire within the next 0ne (1) year. The balance expire within two (2) years. If the Company fails to produce oil or gas in production quantities on any of these leases within the term of the lease, such lease will expire and the Company will lose its rights to seek for and produce oil and gas on that property.

The Alaska Woodbine Prospect is one of a series of down-dip sandstone lenses that were deposited just offshore of the massive "Harris" reef, which was responsible for millions of barrels of oil and commensurate quantities of gas. Costs, including land, land men, bonus & brokerage, are averaging $150 per acre.

Corsicana Field

On June 11, 1997 Oil Retrieval Systems, Inc. (hereafter "ORS") acquired 650 oil wells, each approximately 800' to 1000' deep, situated on 4,500 acres of leases in the Corsicana Field, located in Corsicana, Texas from Rife Oil Properties for 2,000,000 shares of restricted common stock and a promissory note for $1,300,000, bearing 6% interest per annum and due on November 11, 1997. The note was secured by 1,000,000 shares of newly-issued common stock of ORS and held by an attorney as Trustee. The note for $1,300,000 plus $43,381 in accrued interest was satisfied on December 15, 1997 by agreement of the parties, with the shares of restricted common stock which were held in escrow. All of the wells are approximately 800 ft. to 1,000 ft. deep with 84.5 million gross barrels of oil in place. The Company has split the field into small AMI's (Area of Mutual Interest) in order to facilitate fund raising for the development of the field. All of these leases are "Production Leases." Production leases continue in perpetuity so long as oil or gas is being produced on the property subject to the lease. So long as the Company continues to produce oil or gas from the leases in the Corsicana field, the leases will not expire.

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

On October 21, 1999, Pursuant to an agreement with Rife Oil Properties, Inc., the Company acquired oil properties and leases located on 3,933.72 acres located in the Corsicana shallow field located in Navarro County, Texas. All of these leases are "Production Leases." Production leases continue in perpetuity so long as oil or gas is being produced on the property subject to the lease. So long as the Company continues to produce oil or gas from the leases in the Corsicana field, the leases will not expire.

The Company is Currently Performing tests on some of its Corsicana field properties. Three Horizontal wells have been drilled and completed. Inert gas (15% CO2-85% N) is presently being injected into the reservoir around the horizontal wells for repressurization. It is anticipated that these horizontal wells will produce substantial quantities of oil in the near future. The use of lateral well bores (horizontal) will limit the number of vertical wells required to produce the oil in place, and thus reduce overall drilling costs for the field.

Production from the Corsicana Field has a virtually flat decline curve, thereby holding the leases for the foreseeable future. The leases carry an average net revenue interest of 80%

Oil and Gas Reserves

As of September 30, 1999, the Company's oil and natural gas interests were located in the state of Texas. The Company has no reserves offshore.

The following table summarizes the Company's reserves on September 30, 1998, and September 30, 1999 and was prepared in accordance with the rules and regulations of the Commission:

                                                               Oil (mbbls)
                                                                  -----
                                                        1999            1998
                                                        ----            ----
     Proved Developed and Undeveloped Reserves:

     Beginning of Year                                                    -
     Purchases of Minerals in Place                    21,744.5       22,528.5
     Revisions of previous estimates                   (3,305.0)        (779.9)
     Production                                            (2.2)          (4.1)
     End of Year                                       18,473.3       21,744.5
     Proved Developed Reserves: End of year             1,725.5        3,785.0


Operating Activities

Where possible, the Company prefers to have Rife Oil Properties, Inc. act as operator of the oil and natural gas properties and prospects in which it owns an interest. M. O. Rife, a Director of the Company, is the major shareholder of Rife Oil Properties, Inc. The operator of an oil and natural gas property supervises production, maintains production records, employs field personnel and performs other functions required in the production and administration of such property. The fees for such services customarily vary from well to well, depending on the nature, depth and location of the well being operated. Generally, the operator of an oil and natural gas prospect is determined by such factors as the size of the working interest held by a participant in the prospect, a participant's knowledge and experience in the geological area in which the prospect is located and geographical considerations. The Company's wells are drilled by independent drilling contractors.

Title to Properties

As is common industry practice, little or no investigation of title is made at the time of acquisition of undeveloped properties, other than a preliminary review of local mineral records. Title investigations are made, and in most cases, a title opinion of local counsel is obtained before commencement of drilling operations. The Company believes that the methods it utilizes for investigating title prior to the acquisition of any properties are consistent with practices customary in the oil and gas industry and that such practices are adequately designed to enable the Company to acquire good title to such properties. Some title risks, however, cannot be avoided, despite the use of customary industry practices.

The Company's leased properties are generally subject to customary royalty and overriding royalty interests, liens incident to operating agreements, liens for current taxes and other burdens and minor encumbrances, easements and restrictions, and may be mortgaged to secure indebtedness of the Company. The Company believes that none of these burdens either materially detract from the value of such properties or materially interfere with their use in the operation of the Company's business.

The primary terms of the oil and gas leases covering the Company's 25% interest in undeveloped acreage located in Polk County, Texas expire at various dates, ranging from 1 to 2 years. Approximately 25% of the leases expire within one (1) years with the balance of the leases due to expire within two (2) years. The Company can retain its interest in undeveloped acreage by drilling activity that establishes commercial reserves sufficient to maintain the lease. Certain of the Company's undeveloped acreage in the Corsicana Field located in Corsicana, Texas are being "held by production," for which expiration will not occur until production ceases from all wells on the particular leases.

Sales of producing propreties and underdeveloped Acreage

         The Company evaluates properties on an ongoing basis to determine the economic viability of the property and whether such property enhances the objectives of the Company. During the course of normal business, the Company may dispose of producing properties and undeveloped acreage if the Company believes that such disposition is in its best interests.

ITEM 3.  LEGAL PROCEEDINGS

The following is the only material pending case involving the Company

TTP,LLP vs. Oil Retrieval Systems, Inc. Suit was filed in September, 1999 in the 189th Judicial District Court of Harris County, Texas, Case No. 98-46438 alleging breach of contract and seeking damages of approximately $120,000. This relates to an alleged breach of an agreement to repurchase equipment previously sold by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last 3 months of the fiscal year ended September 30, 1999, no matters were submitted by the Company to a vote of its shareholders.




                      [THIS SPACE INTENTIONALLY LEFT BLANK]

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

Market Information

The Company's Common Stock is currently quoted on the Electronic Bulletin Board under the symbol "PWRX," but there is limited trading in the Common Stock. The following table sets forth the high and low bid prices from October 1, 1998 through September 30, 1999, based upon quotations periodically published on the OTC. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                    HIGH            LOW
Fiscal Year ended September 30, 1998
     October, November, & December                  1.88            0.63
     January, February, & March                     1.75            0.44
     April, May, & June                             1.75            0.43
     July, August, & September                      0.95            0.40

Fiscal Year ended September 30, 1999
     October, November, & December                  0.78            0.41
     January, February, & March                     2.09            0.33
     April, May, & June                             0.47            0.14
     July, August, & September                      0.24            0.10


The bid price for the Common Stock was $2.6875 on January 4, 2000. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Shareholders

According to the records of the Company's transfer agent, there were 2063 holders of record of the Common Stock on September 30, 1999 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders).

Dividends

The Company has not paid any cash dividends on its Common Stock, and does not anticipate paying cash dividends on its Common Stock in the next year. The Company anticipates that any income generated in the foreseeable future will be retained for the development and expansion of its business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors deems relevant

Recent Sales of Unregistered Securities

The following is a list of all securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

In June, 1999, the Company issued 5,000 shares of common stock at $100.20 per share to Benchmark Equity Group to satisfy a promissory note in the amount of $501,000 pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

In November, 1998, the Company issued 6,500 shares of common stock Carmax Investments, Ltd. in exchange for $150,000 in cash and surrender of a $250,000 debenture with $30,917 in accrued interest. The shares were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

In December, 1998, the Company issued 20,000 shares of common stock at $17.00 per share to Howard Walsch, Jr. in exchange for oil and gas properties. The transaction was carried out pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

In October, 1998, the Company issued 1,000 shares of common stock at $63.00 per share to Trident III, LLC, in exchange for granting a loan to the Company. The transaction was carried out pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

During the period April through October, 1999, the Company issued 2,600 shares of common stock at $20.71 per share to Trident III, LLC, in exchange for granting extensions on a loan to the Company. The transaction was carried out pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

In January, 1999, the Company issued 14,000 shares of common stock at $43.00 per share to Fontenelle, LLC, in exchange for public relations work performed on behalf of the Company. The transaction was carried out pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

In February, 1999, the Company issued 4,000 shares of common stock at $75.00 per share to Banyon Holdings, LLC, in exchange for public relations work performed on behalf of the Company. The transaction was carried out pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

In February, 1999, the Company issued 4,000 shares of common stock at $75.00 per share to Cornerstone, LLC, in exchange for public relations work performed on behalf of the Company. The transaction was carried out pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

In February, 1999, the Company issued 4,000 shares of common stock at $95.00 per share to DDW & Associates in exchange for public relations work performed on behalf of the Company. The transaction was carried out pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

In September, 1999, the Company issued 4,000 shares of common stock at $18.75 per share to John Hileman in exchange for public relations work performed on behalf of the Company. The transaction was carried out pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

In March, 1999, the Company issued 4,000 shares and in September, 1999 the Company issued 1339 shares of common stock at $39.25 per share to Warren Soloski in exchange for legal services performed on behalf of the Company. The transaction was carried out pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

In February, 1999, the Company issued 1,856 shares of common stock to Benchmark Equity Group,247 shares of common stock to Jeffrey Tomz, 495 shares of common stock to Peter Zouvas, and 990 shares of common stock to Delphi Consulting group at $1.98 per share The shares to Benchmark Equity Group and Jeffrey Tomz were issued in consideration of a loan made to the Company. The shares issued to Delphi Consulting Group and Peter Zouvas were for consulting services provided to the Company. The transactions were carried out pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

In November, 1999, the Company issued 100 shares of common stock at $68.75 per share to Company emoloyees, in exchange for services performed for the Company. The transaction was carried out pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's operations consist primarily of exploration and development of oil and gas properties, and redevelopment of currently producing oil and gas fields. While Oil and natural gas are the principal products currently produced by the Company. The Company does not refine or process the oil and natural gas that it produces. The Company sells the oil it produces under short-term contracts at market prices in the areas in which the producing properties are located, generally at F.O.B. field prices posted by the principal purchaser of oil in such areas.

Results of Operations

Revenues

The Company's oil and gas sales decreased $23,297, or 50%, to $23,841 for the fiscal year ended September 30, 1999 from $47,138 for the fiscal year ended September 30, 1998. Equipment sales decreased $198,239, or 50%, to $200,731 for the fiscal year ended September 30, 1999 from $398,970 for the fiscal year ended September 30, 1998. With these large decreases in revenue, income was far short of expenses. To date, the Company has been putting the necessary components in place to create ongoing income, and these efforts should begin to be realized during the 2000 fiscal year.

Costs and expenses

The Company's general and administrative expenses increased $774,620, or 35%, to $2,945,875 for the fiscal year ended September 30, 1999 from $2,171,255 for the fiscal year ended September 30, 1998. While this is a moderate increase, general and administrative expenses as a percentage of net sales increased substantially from 487% for 1998 to 1097.58% for 1999. The change in the dollar amount of general and administrative expenses was due primarily to increased consulting fees which accounted for 53% of all general and administrative expenses, and 49% of total expenses. Other major components of general and administrative expenses included officer's salaries at 10%, non-officer salaries at 5%, and legal fees at3%. Separately, lease operating expenses decreased $62,281 to $166,351 for 1999 from $228,632 in 1998 resulting from decreases in production which were caused in part by decreases in oil prices.

Net Income (Loss)

Net loss for the fiscal year ended September 30, 1999 was $3,214,670, or $21.49 per share, compared to a loss of $2,695,817, or $25.83 per share, for the fiscal year ended September 30, 1998. This $518,853 increase was primarily the result of the increase in general and administrative expenses as more fully described above. Net cash used in operating activities was $315,633 for the fiscal year ended September 30, 1999, and $877,942 for the fiscal year ended September 30, 1998, representing a decrease of 65% in cash usage. All cash activities of the business produced a $128,818 decrease in cash for the fiscal year ended September 30, 1999, as compared to a $34,457 increase for the fiscal year ended September 30, 1998.

Liquidity and Capital Resources

The Company's working capital deficit on September 30, 1999 was $1,593,001 compared to a deficit of $1,002,390 on September 30, 1998. This $590,611 decrease in working capital resulted primarily from the reduction in debt to related parties; this debt was eliminated through the issuance of shares of the company's stock. The Company had a current ratio of 0.4 for the fiscal year ended September 30, 1998, as compared to 0.2 for the fiscal year ended September 30,1999. A comparison of other ratios that measure financial performance show no change in the quick ratio of 0.2, net worth to assets at 0.8 and 0.7 respectively, and debt to net worth of (2.4) and (1.9) respectively. This data all highlights the Company's need to raise additional capital, to convert some short-term debt into long-term debt, or to incur long-term debt.

Long-Term Debt

On September 30, 1999, the Company had no long-term debt. Although 92% of the Company's assets are comprised of oil and gas properties that are not a current asset, all of the Company's borrowing have been short term in nature. This has aggravated the Company's cash position and produced lower measures of financial performance than would otherwise be possible.

Sale of Equity

The Company was indebted to Benchmark Equity Group, Inc. under terms of a line of credit promissory note dated May 7, 1998 in the amount of $500,000. This line of credit had an interest rate of 12% and a maturity date of October 7, 1998. The note was paid through the issuance of 500,000 common shares ($1.00 of debt per share) on October 7, 1998.

On October 21, 1998, the Company borrowed $250,000 from Trident III, L.L.C. and issued a promissory note the terms of which provide for interest payable at 10% per annum. The note was payable April 20, 1999. The Company issued 1,000 of its shares to Trident III, L.L.C. in connection with this loan. The note has been extended at various time and has a current maturity date of October 30, 1999. 2,600 Shares of the Company's stock were issued to obtain the extensions. When the note was extended to September 30, 1999, the Company agreed that if the note was not paid by that date, it would issue 50,000 shares per day for each day the note was outstanding subsequent to September 30, 1999. The note remains unpaid. The note is secured by all tangible assets of the Company.

Need to Raise Additional Capital

The growth of the Company's business will require substantial capital on a continuing basis. There is no assurance that any such required additional funds would be available on satisfactory terms and conditions, if at all. There is also no assurance that the Company will not pursue, from time to time, opportunities to acquire oil and natural gas properties and businesses that may utilize the capital currently expected to be available for its present operations. The amount and timing of the Company's future capital requirements, if any, will depend upon a number of factors, including drilling costs, transportation costs, equipment costs, marketing expenses, staffing levels and competitive conditions, and any purchases or dispositions of assets, many of which are not within the Company's control. Failure to obtain any required additional financing could materially adversely affect the growth, cash flow and earnings of the Company. In addition, the Company's pursuit of additional capital could result in the incurrence of additional debt or potentially dilutive issuances of additional equity securities.

History of Losses

The Company had net losses of $2,695,817 and $,214,670, for the years ended September 30, 1998 and September 30, 1999 respectively. The Company may continue to incur net losses and, to the extent that natural gas and crude oil prices remain low, such losses may be substantial.

Need for Additional Financing for Growth

The growth of the Company's business will require substantial capital on a continuing basis, and there is no assurance that any such required additional capital will be available on satisfactory terms and conditions, if at all. There is also no assurance that the Company will not pursue, from time to time, opportunities to acquire oil and natural gas properties and businesses that may utilize the capital currently expected to be available for its present operations. The amount and timing of the Company's future capital requirements, if any, will depend upon a number of factors, including drilling costs, transportation costs, equipment costs, marketing expenses, staffing levels and competitive conditions, and any purchases or dispositions of assets, many of which are not within the Company's control. Failure to obtain any required additional financing could materially adversely affect the growth, cash flow and earnings of the Company. In addition, the Company's pursuit of additional capital could result in the incurrence of additional debt or potentially dilutive issuances of additional equity securities.

The Company's ability to meet any future debt service obligations will be dependent upon the Company's future performance, which will be subject to oil and natural gas prices, the Company's level of production, general economic conditions and financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by such changes in oil and natural gas prices and/or production nor by such economic conditions and/or financial, business and other factors. In addition, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future bank credit will be available in an amount to enable the Company to service its indebtedness or make necessary expenditures. In such event, the Company would be required to obtain such financing from the sale of equity securities or other debt financing. There can be no assurance that any such financing will be available on terms acceptable to the Company. Should sufficient capital not be available, the Company may not be able to continue to implement its business strategy.

There is also no assurance that the Company will not pursue, from time to time, opportunities to acquire oil and natural gas properties and businesses that may utilize the capital currently expected to be available for its present operations. The amount and timing of the Company's future capital requirements, if any, will depend upon a number of factors, including drilling costs, transportation costs, equipment costs, marketing expenses, staffing levels and competitive conditions, and any purchases or dispositions of assets, many of which are not within the Company's control. Failure to obtain any required additional financing could materially adversely affect the growth, cash flow and earnings of the Company. In addition, the Company's pursuit of additional capital could result in the incurrence of additional indebtedness or potentially dilutive issuances of additional equity securities.

Acquisition Risks

The Company's business strategy includes focused acquisitions of producing oil and natural gas properties. Any such future acquisitions will require an assessment of the recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other similar factors. It generally is not feasible to review in detail every individual property involved in an acquisition. Ordinarily, review efforts are focused on the higher-valued properties. However, even a detailed review of all properties and records may not reveal existing or potential problems; nor will it permit the Company to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections are not always performed on every well, and potential problems, such as mechanical integrity of equipment and environmental conditions that may require significant remedial expenditures, are not necessarily observable even when an inspection is undertaken. Even if problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurance that oil and natural gas properties acquired by the Company will be successfully integrated into the Company's operations or will achieve desired profitability objectives.

Drilling Risks

The Company's drilling involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. The Company must incur significant expenditures for the identification and acquisition of properties and for the drilling and completion of wells. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. In addition, any use by the Company of 3-dimensional seismic and other advanced technology requires greater pre-drilling expenditures than traditional drilling strategies. There can be no assurance as to the success of the Company's future drilling activities.

Uncertainty of Estimates of Oil and Natural Gas Reserves

Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond the control of the Company. This Form 10-KSB contains an estimate of the Company's proved oil and natural gas reserves and the estimated future net cash flows and revenue therefrom based upon reports of the Company's independent petroleum engineers (Ultra Engineering). Such reports rely upon various assumptions, including assumptions required by the Securities and Exchange Commission (the "Commission"), as to constant oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds and such reports should not be construed as the current market value of the estimated proved reserves. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, such estimates are inherently an imprecise evaluation of reserve quantities and the future net revenue therefrom. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those assumed in the estimate. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this Form 10-KSB. In addition, the Company's reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and natural gas prices and other factors.

Geographic Concentration of Operations

Virtually all of the Company's current operations are located in Texas. Because of this concentration, any regional events that increase costs or competition, reduce availability of equipment or supplies, reduce demand or limit production will impact the Company more adversely than if the Company were geographically diversified.

Concentration of Production

The Company's existing proved producing oil and natural gas reserves and its production therefrom are located in a single field which consists of 4,500 acres and contains 650 wells. Accordingly, to the extent that the Company experiences any operating difficulties in connection with such wells or that the estimated proved reserves attributable thereto are less than those that are currently estimated to exist, the Company could be adversely affected.

Inability to Develop Additional Reserves

The Company's future success as an oil and natural gas producer, as is generally the case in the industry, depends upon its ability to find, develop and acquire additional oil and natural gas reserves that are economically recoverable. Except to the extent that the Company conducts successful development activities or acquires properties containing proved reserves, the Company's proved reserves will generally decline as reserves are produced. There can be no assurance that the Company will be able to locate additional reserves or that the Company will drill economically productive wells or acquire properties containing proved reserves.

Certain Industry and Marketing Risks

The Company's operations are subject to the risks and uncertainties associated with drilling for, producing and transporting of oil and natural gas. The Company's future ability to market its natural gas and oil production will depend upon the availability and capacity of natural gas gathering systems and pipelines and other transportation facilities. Federal and state regulation of oil and natural gas production and transportation, general economic conditions, changes in supply and in demand all could materially adversely affect the Company's ability to market its oil and natural gas production.

Effects of Changing Prices

The future financial condition and results of operations of the Company depend upon the prices it receives for its oil and natural gas and the costs of acquiring, developing and producing oil and natural gas. Oil and natural gas prices have historically been volatile and are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are also beyond the Company's control. These factors include, without limitation, the level of domestic production, the availability of imported oil and natural gas, actions taken by foreign oil and natural gas producing nations, the availability of transportation systems with adequate capacity, the availability of competitive fuels, fluctuating and seasonal demand for natural gas, conservation and the extent of governmental regulation of production, weather, foreign and domestic government relations, the price of domestic and imported oil and natural gas, and the overall economic environment. A substantial or extended decline in oil and/or natural gas prices could have a material adverse effect on the Company's estimated value of its natural gas and oil reserves, and on its financial position, results of operations and access to capital. The Company's ability to maintain or increase its borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms is substantially dependent upon oil and natural gas prices.

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the SEC PV-10 (present value discounted at 10% as dictated by the SEC) of estimated future net cash flow from proved reserves of oil and gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged against earnings. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase.

Operating Hazards and Uninsured Risks

The Company's operations are subject to the risks inherent in the oil and natural gas industry, including the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental accidents such as oil spills, gas leaks, ruptures or discharges of toxic gases, brine or well fluids into the environment (including groundwater contamination). The occurrence of any of these risks could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and, equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance maintained by the Company will be adequate to cover any such losses or liabilities. Further, the Company cannot predict the continued availability of insurance, or availability at commercially acceptable premium levels. The Company does not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on the financial condition and operations of the Company. From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which the Company owns an interest have been subject to production curtailments. The curtailments range from production being partially restricted to wells being completely shut-in. The duration of curtailments varies from a few days to several months. In most cases the Company is provided only limited notice as to when production will be curtailed and the duration of such curtailments. The Company is not currently experiencing any material curtailment on its production.

Inflation and Changing Prices

The impact of inflation, as always, is difficult to assess. In 1997 and through the first quarter of 1998, the Company has experienced a weakness in prices received for its oil and natural gas production. the Company cannot anticipate whether the present level of inflation will remain, however, a sudden increase in inflation and/or an increase in operating costs or drilling costs coupled with a continuation of low oil prices could have an adverse effect on the operations of the Company.

Year 2000 Compliance

The Company's management conducted a review of its information systems and related data-processing activities to assess its exposure to the Year 2000 issue. The Company upgraded the operating software on its computers to a Year 2000 compliant system. The Company purchased upgrades to its accounting software that was Year 2000 compliant.

The Company currently uses Year 2000 compliant engineering evaluation software for acquisition analysis, as well as internal engineering applications. The Company's spreadsheet and word processing software is also Year 2000 compliant.

As of January 13, 2000, the Company has not experienced any significant problems related to the Year 2000 issue.

Events Subsequent to End of Fiscal Year

On October 5, 1999, Guy Pyron, Jack Gallegher, and Thom Schleim resigned as directors of the Company. Mark Zouvas was elected as a Director to serve on a three man Board of Directors with M. O. Rife III and Joe Bill Bennett.1


--------
     (1)The executive officers and directors listed in Part III, Item 9 reflect the changes made October 5, 1999.

On October 19,1999, the Company effected a 1 for 100 reverse split of its common stock2

On October 21, 1999, the Company entered into an agreement with Rife Oil Properties, Inc. to acquire certain oil properties and leases located on 3,933.72 acres located in the Corsicana shallow field located in Navarro County, Texas, from Rife in exchange fro 8,000,000 post-reverse-split shares of common stock and to retire certain debt owed to Rife aggregating approximately $950,000 in exchange for 1,000,000 shares of post-reverse-split common stock. This agreement has been consummated.

On October 25, 1999, the Company adopted a Stock Benefit Plan which provides for the issuance of up to four million (4,000,000) shares of common stock of the Company according to the terms of the plan.

On October 27, 1999 the Company entered into two advisory agreements covering financial and investment services to be provided to the Company on a best efforts basis by Allen Z. Wolfson and Ronald Welborn. The agreements provide for the Company to issue 75,000 shares of post-reverse-split common stock plus an option to purchase 75,000 shares of post-reverse-split common stock of the Company at an exercise price of $0.66667 per share for a period of one year, the term of the agreement, to Allen Z. Wolfson, and the same number of shares and options to Ronald Welborn.

On November 23, 1999, the Company entered into an agreement to borrow $25,000 from A-Z Professional Consultants, a Utah Corporation and Global Universal, Inc., a Nevada Corporation. As consideration for making the loan, the Company issued 150,000 post-reverse-split shares of common stock to each of the two corporations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following pages contain the audited financial statements and accompanying notes as prepared by the Company's independent auditors.

                      [THIS SPACE LEFT INTENTIONALLY BLANK]











--------
       (2)All references herein to number of issued and outstanding shares reflect the 1 for 100 reverse split.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS



                                      INDEX


INDEPENDENT AUDITORS' REPORT                                                 F-2


CONSOLIDATED BALANCE SHEETS                                                  F-3


CONSOLIDATED STATEMENTS OF OPERATIONS                                        F-4


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                               F-5


CONSOLIDATED STATEMENTS OF CASH FLOWS                                        F-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-7 - F-25

                          INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
POWER EXPLORATION, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of POWER EXPLORATION, INC. AND SUBSIDIARIES as of September 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of POWER EXPLORATION, INC. AND SUBSIDIARIES as of September 30, 1999 and 1998 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                          MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                          Certified Public Accountants

New York, New York
December 17, 1999


                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30,


         ASSETS                                               1999                    1998
                                                       ---------------            ---------
CURRENT ASSETS
  Cash                                                 $      1,083          $  129,901
  Accounts Receivable                                         8,563              11,477
Receivable - Related Parties                                 84,570             121,253
  Inventory                                                 323,486             352,462
  Prepaid Expenses                                              230             123,542
                                                       ------------         -----------
      Total Current Assets                                  417,932             738,635
                                                       ------------         -----------
OIL AND GAS PROPERTIES, FULL COST METHOD
  Properties being amortized                              7,134,910           5,396,496
  Properties not subject to amortization                          -           1,312,505
                                                       ------------         -----------
                                                          7,134,910           6,709,001
  Less: Accumulated depreciation, depletion
   and amortization                                         (10,491)             (5,220)
                                                       ------------         -----------
    Net Oil and Gas Properties                            7,124,419           6,703,781
                                                       ------------         -----------

PROPERTY AND EQUIPMENT, Net of Accumulated
 Depreciation of $93,581 and $46,037                        230,506             250,774
                                                       ------------         -----------
OTHER ASSETS                                                  6,037              13,846
                                                       ------------         -----------
      TOTAL ASSETS                                     $  7,778,894         $ 7,707,036
                                                        ===========         ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                $    825,466             416,217
  Accounts Payable - Related Party                          389,154                   -
  Customer Deposits 30,000                                 110,000
  Advances Payable 25,000                                   22,500
  Advances Payable - Related Party                          140,000                   -
  Debentures Payable, net of unamortized discount
   of  $7,692 and $130,500                                        -             242,308
  Notes Payable                                             500,000             900,000
  Notes Payable - Related Party                             101,313              50,000
                                                       ------------         -----------
      Total Liabilities                                   2,010,933           1,741,025
                                                        -----------         -----------

STOCKHOLDERS' EQUITY
  Common Stock, $.02 par value; 50,000,000 shares
   authorized, 177,650 and 110,609 shares
   issued and outstanding, respectively                       3,553               2,212
  Additional Paid-in Capital                             13,650,157          10,634,878
  Accumulated Deficit                                  (  7,885,749)        ( 4,671,079)
                                                       ------------         -----------
      Total Stockholders' Equity                          5,767,961           5,966,011
                                                       ------------         -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  7,778,894         $ 7,707,036
                                                       ============         ===========


                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED SEPTEMBER 30,



                                                            1999                   1998
                                                      ---------------       ---------
REVENUE

  Oil and Gas Sales                                    $     23,841        $   47,138
  Equipment Sales                                         200,731           398,970
  Equipment Sales                                          43,825                -
                                                     -------------     ------------
                                                          268,397           446,108
                                                     ------------      ------------
COST OF REVENUE

  Lease Operating                                         166,351           228,632
  Production Taxes                                            518             1,949
  Depreciation, Depletion and Amortization                  5,271             4,394
  Cost of Equipment Sales                                 158,506           290,062
                                                     ------------      ------------
                                                          330,646           525,037
                                                     ------------      ------------
GROSS PROFIT                                              (62,249)          (78,929)
                                                     -------------     ------------

EXPENSES
  General and Administrative                            2,945,875         2,171,255
  Interest Expense                                        232,139           445,633
                                                     -------------     ------------

TOTAL EXPENSES                                          3,178,014         2,616,888
                                                      ------------     ------------

LOSS BEFORE OTHER INCOME AND
 PROVISION FOR INCOME TAXES                            (3,240,263)       (2,695,817)

OTHER INCOME                                               25,593                 -
                                                     -------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (3,214,670)       (2,695,817)

PROVISION FOR INCOME TAXES                                      -                 -
                                                     -------------     -------------

NET LOSS                                              $(3,214,670)      $(2,695,817)
                                                       ===========      ===========

BASIC AND DILUTED LOSS PER SHARE                      $    (21.49)           (25.83)
                                                     =============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING             149,573           104,357
                                                     =============      ============


                 The Accompanying Notes are an Integral Part of
                    These Consolidated Financial Statements.

                                             POWER EXPLORATION, INC. AND SUBSIDIARIES
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998




                                                                     Common Stock          Additional
                                                           -----------------------------     Paid-In           Accumulated
                                                     Shares   *     Amount *   Capital *     Deficit              Total
                                                  ------------   ----------- -----------  --------------      ----------

Balance - September 30, 1997                         77,215    $   1,544   $  7,362,720     $(1,975,262)     $ 5,389,002

Issuance of Shares for Services                      11,000          220        687,280              -           687,500
Issuance of Shares in Conversion of Note Payable     10,000          200      1,343,181              -         1,343,381
Issuance of Shares in Conversion of Debentures       12,394          248        721,342              -           721,590
Issuance of Warrants                                     -            -         520,355              -           520,355
Net Loss                                                 -            -              -       (2,695,817)      (2,695,817)
                                                  ---------   ----------   ------------     -----------      -----------

Balance - September 30, 1998                        110,609        2,212     10,634,878      (4,671,079)       5,966,011

Issuance of Shares for Conversion of Debenture        6,500          130        430,787              -           430,917
Issuance of Shares in Conversion of Note Payable      5,000          100        500,900              -           501,000
Issuance of Shares for Services                      32,653          653      1,780,050              -         1,780,703
Issuance of Warrants                                     -            -         115,900              -           115,900
Cashless Exercise of Warrants                         3,588           72            (72)             -                 -
Issuance of Shares for Properties                    20,000          400        339,600              -           340,000
Issuance of Shares for Loan Fees                      1,000           20         62,980              -            63,000
Issuance of Shares for Loan Extension                 2,600           52         53,798              -            53,850
Cancellation of Shares Issued for Services           (4,300)         (86)      (268,664)             -          (268,750)
Net Loss                                                 -            -              -       (3,214,670)      (3,214,670)
                                                  ---------   ----------   -------------     -----------      -----------

Balance - September 30, 1999                        177,650    $   3,553   $ 13,650,157     $(7,885,749)     $ 5,767,961
                                                  =========   ===========   ============     ===========      ===========


* Retroactively restated to reflect 1 for 100 reverse stock split.

                                The Accompanying Notes are an Integral Part of
                                     These Consolidated Financial Statements.


                                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                                           STATEMENT OF CASH FLOWS
                                       FOR THE YEARS ENDED SEPTEMBER 30,



                                                                              1999                  1998
                                                                       ----------------          -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                           $(3,214,670)             $(2,695,817)

Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
      Interest Expense                                                       120,350                 290,233
      Bad Debt Expense (Recovery)                                             (3,355)                 47,180
      Depreciation, Depletion and Amortization                                52,815                  37,797
      Amortization of Loan Fees                                                6,826                 187,065
      Amortization of Discount on Bonds Payable                                7,692                  72,791
      Write-Down of Inventory                                                      -                 127,380
      Issuance of Shares and Warrants for Services                         1,627,853                 708,205
      (Increase) in Receivables                                              (40,911)                (23,175)
      Decrease (Increase) in Receivable - Related Party                       36,683                (121,253)
      Decrease in Inventory                                                   76,156                  73,312
      Decrease (Increase) in Prepaid Expenses and Other Assets               131,121                  (4,358)
      Increase in Accounts Payable and Accrued Expenses                      821,307                 397,498
      (Decrease) Increase in Customer Deposits                               (80,000)                  2,700
      Increase in Advances Payable                                           142,500                  22,500
                                                                        -------------            ------------
         Net Cash (Used) in Operating Activities                            (315,633)               (877,942)
                                                                        -------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of Oil and Gas Properties                                               -                 200,000
      Cost of Oil and Gas Properties                                         (85,909)               (348,130)
      Purchase of Property and Equipment                                     (27,276)                      -
                                                                        -------------            ------------
         Net Cash (Used) in Investing Activities                            (113,185)               (203,601)
                                                                        -------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from Borrowings                                               350,000               1,050,000
      Repayment of Borrowings                                               (200,000)               (110,000)
      Proceeds from Sale of Stock                                            150,000                       -
      Net Proceeds From Sale of Debentures                                         -                 176,000
                                                                        -------------            ------------
         Net Cash Provided by Financing Activities                           300,000               1,116,000
                                                                        -------------            ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   (128,818)                 34,457

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              129,901                  95,444
                                                                        -------------             -----------
CASH AND CASH EQUIVALENTS - SEPTEMBER 30,                              $       1,083              $  129,901
                                                                        =============             ===========
CASH PAID DURING THE YEAR FOR:
      Interest Expense                                                 $      12,526              $    4,581
      Income Taxes                                                                 -                       -




                 The Accompanying Notes are an Integral Part of
                           These Financial Statements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Nature of Operations

                  The Company is engaged primarily in the fields of acquisition, development, exploration for and sale of oil and gas, and the construction and sale of oil and gas extraction equipment.

                  Basis of Consolidation

                  The consolidated financial statements include the accounts of Power Exploration, Inc. ("Power", formerly Titan Energy Corp., Inc.) and its 100% owned subsidiaries, Oil Retrieval Systems, Inc.("ORS"), acquired May 16, 1997 and Oil Seeps, Inc. ("OSI") acquired June 17, 1997. Accordingly, all references herein to Power or the "Company" include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998




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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                  Estimated useful lives are as follows:

                  Shop Equipment                                  5 years
                  Furniture and Office Equipment                  5 years
                  Machinery                                       5 - 7 years

                  Fair Value of Financial Instruments

                  The Company's financial instruments consist of cash, accounts receivable, accounts payable and short-term debt. The carrying amounts of cash, accounts receivable, accounts payable and short-term debt approximate fair value due to the relatively short maturity of these instruments.

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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                  Stock-Based Compensation

                  The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25,
                  "Accounting for Stock Issued to Employees" and related interpretations.

                  Comprehensive Income

                  In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 1999 and 1998, the Company had no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  All  share  and  per  share   data  have  been   adjusted   to
                  retroactively reflect the 1 for 100 reverse stock split effected on October 19, 1999.

                  Impact of Recently Issued Accounting Standards

                  During 1998, the FASB issued No. 131, "Disclosure About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information quarterly and entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. This statement is effective for the Company's fiscal year. The Company is in the process of evaluating the disclosure requirements under this standard.

                  Additionally, during 1998, the America Institute of Certified Accountants' Executive Committee issued Statement of Position Number 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management believes that the Company is substantially in compliance with this pronouncement and that its complementation will not have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 2 -     INVENTORY

                Inventory at September 30, consists of the following:

                                                      1999               1998
                                                 --------------      ---------
                Raw Material                     $  220,069         $  225,604
                Work in Process                     103,417            126,858
                                                -----------        -----------
                                                 $  323,486         $  352,462
                                                 ==========         ==========
NOTE 3 -        PROPERTY AND EQUIPMENT

                Property and equipment at September 30 consist of the following:

                                                         1999             1998
                                                   -------------    ------------
                Shop Equipment                       $   30,852      $   30,852
                Furniture and Office Equipment           24,068          22,887
                Machinery    269,167                    243,072
                          ----------                 ----------
                                                        324,087         296,811
                Less Accumulated Depreciation            93,581          46,037
                                                     ----------      ----------
                Property and Equipment - Net          $ 230,506       $ 250,774
                                                      =========       =========

                Depreciation Expense Recorded in

                 the Statement of Operations         $   47,544      $   33,403
                                                     ==========      ==========

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 4 -     OIL AND GAS PROPERTIES NOT SUBJECT TO AMORTIZATION

                The Company's oil and gas properties are located in the United States and Australia. Amortization expense was $2.41 and $1.07 per Bbl production during the years ended September 30, 1999 and 1998, respectively.

                The $1,312,505 cost of unproved oil and gas leases held at September 30, 1998 has been excluded in computing amortization of the full cost pool.

                Costs excluded from amortization consist of the following at September 30:

                                                    1999                1998
                                                -------------        -----------
                Acquisition Costs             $            -        $ 1,200,000
                Exploration Costs                          -            112,505
                                               --------------        -----------
                                              $            -        $ 1,312,505
                                               ==============        ===========

                All excluded costs at September 30, 1998 are located in Australia.

                At September 30, 1998, a determination could not be made about the extent of oil reserves that should be classified as proved reserves for this prospect. Consequently, the associated property costs and exploration costs have been excluded in computing amortization of the full cost pool. Amortization of these costs began during fiscal 1999.

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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 6 -     NOTES PAYABLE

                Notes payable at September 30 consist of the following:

                                                                     1999             1998
                                                               ---------------  ----------

                a) Note Payable - Trident III, LLC               $   250,000$              -
                b) Note Payable - Business Exchange
                   Investments, Inc.                                 250,000          250,000
                c) Note Payable - Related Party                      101,313               -
                d) Note Payable - Related Party                           -            50,000
                e) Note Payable - Bank of Commerce                        -           100,000
                f) Note Payable - Dallas Cady Family, LLP                 -            50,000
                g)Note Payable - Benchmark Equity Group, Inc.             -           500,000
                                                              --------------    -------------
                                                                 $   601,313     $    950,000
                                                                 ===========     ============

          a) The Company is indebted to Trident III, L.L.C. under terms of a promissory note dated October 21, 1998 in the amount of $250,000. Terms of the note provide for interest at a rate of 10% per annum, with an original maturity date of April 20, 1999. The Company issued 1,000 shares of its common stock to Trident III, L.L.C. in connection with this loan. The loan has been extended at various times with a current maturity date of October 30, 1999. The Company issued a total of 2,600 shares of its common stock in consideration of these extensions. When the note was extended to September 30, 1999, the Company agreed that if the note was not paid on or before September 30, 1999, then it will issue 50,000 shares per day for each day that the note is outstanding subsequent to September 30, 1999. Concurrent with the extension to October 30, 1999 the provision was added that if payment of outstanding principal and interest was made by that date, the lender would not seek to receive the 50,000 shares per day due under the previous extension. If payment was not made on or before October 30, then the full 50,000 shares per day from October 1, 1999 would be due. This note remains outstanding; no payments were made on or before October 30, 1999.

               The note is secured by all of the fixed, real, tangible and intangible assets of the Company.

          b) The Company is indebted to Business Exchange Investment, Inc. under terms of a promissory note dated September 15, 1998. Terms of the note provide for interest at a rate of 10% per annum with an extended maturity date of March 15, 2000. The note is collateralized by 100% of the shares of OSI (see Note 1).

          c) The Company is indebted to the M.O. Rife III, Trust A under terms of a promissory note dated March 31, 1999 in the amount of $101,313. Terms of the note provide for interest at a rate of 8.75% per annum and the note is due upon demand.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 6 -     NOTES PAYABLE (continued)

          d) The Company was indebted to M.O. Rife IV under terms of a promissory note dated April 7, 1998 in the amount of $50,000. Mr. Rife is the son of a principal stockholder of the Company. Terms of the Note provide for interest at a rate of 12% per annum, with an original maturity date of October 6, 1998. The note was extended and repaid in 1999.

          e) The Company was indebted to the Bank of Commerce under terms of a promissory note dated July 29, 1998 in the amount of $100,000. Terms of the note provide for interest at a rate of 9.5% per annum, with an original maturity date of August 27, 1998. The note has been verbally extended and was paid in full on October 22, 1998. The note had been guaranteed by a principal stockholder of the Company.

          f) The Company was indebted to Dallas Cady Family , LLP under terms of a promissory note dated September 15, 1998 in the amount of $50,000. Terms of the note provide for interest to be paid in the form of 800 common stock purchase warrants with an exercise price of $1.00 per share. The warrants have been valued at $44,160. The maturity of the note was January 15, 1999.

          g) The Company was indebted to Benchmark Equity Group, Inc. under terms of a line of credit promissory note dated May 7, 1998 in the amount of $500,000. Outstanding advances bear interest at 12% per annum commencing July 1, 1998. The maturity date is October 7, 1998. At September 30, 1998, $500,000 was outstanding under the note. The note is payable in shares of common stock of the Company at a price of $1.00 of debt per share. The note was paid through the issuance of 5,000 common shares on October 7, 1998.

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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 7 -     DEBENTURES PAYABLE (continued)

                Costs of $130,000 incurred in connection with the issuance of these debentures have been amortized over the life of the debentures. Unamortized issuance costs are charged to additional paid-in capital as debentures are converted into common stock.

                As  of  September  30,  1997,   $467,000   principal  amount  of
                debentures had been converted into 4,347 shares of common stock.

                During the year ended September 30, 1998, the remaining $783,000 principal amount of debentures was converted into 12,394 shares of common stock.

                Accrued interest of $38,607 has been included in the above conversions.

          b) On October 22, 1997, the Company sold $250,000 of 12% Convertible Debentures in accordance with Regulation D of the Securities Act of 1933, for net proceeds of $176,000. Conversion terms are similar to those of the debentures described in (a) above.

               The Company and the buyer of the debenture were in disagreement concerning the validity of the debenture. On October 29, 1998, the parties reached an agreement. The agreement provided that the buyer would remit an additional amount of $150,000 to the Company. The Company then issued 6,500 shares of common stock to convert the total advances of $400,000, plus accrued interest of $30,917, into equity. This conversion occurred on October 30, 1998.

NOTE 8 -     WARRANTS

                At September 30, 1999, the Company had the following common stock purchase warrants outstanding:

         a) 1,000 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before August 31, 2002 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The exercise price exceeded the market price of the underlying common stock on the date of issuance. The warrants were issued in connection with the placement of the debt described in Note 7(a).

         b) 800 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before August 31, 2003 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants were issued in connection with the debt described in Note 6(d) and have been valued at $44,160.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


NOTE 8 -     WARRANTS (continued)

         c) 750 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before August 20, 2003 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The warrants were issued as a fee in connection with the debt described in Note 6(e) and have been valued at $103,575.

         d) 200 warrants, each of which entitles the registered holder thereof to purchase one share of Common Stock, exercisable at any time on or before June 1, 2003 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The warrants were issued as payment for a consulting agreement and have been valued at $27,620.

                The warrants issued do not confer upon the holders thereof any voting or other rights of a stockholder of the Company.

                The  warrants  described  in items  (b)  through  (d)  above are
                subject  to  a  "cashless   exercise"  provision  (the  "warrant
                exchange").

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

                During the year ended September 30, 1999, the Company issued 3,588 shares of its common stock in a cashless exercise of 7,250 warrants.

NOTE 9 -     INCOME TAXES

                The components of the provision for income taxes is as follows:

                                                            September 31,
                                                  -----------------------
                                                      1999                 1998
                                                  -----------          --------
                   Current Tax Expense

                       U.S. Federal              $      -           $      -
                       State and Local                  -                  -
                                                 ------------         ----------
                   Total Current                        -                  -
                                                 ------------         ----------

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


NOTE 9 -        INCOME TAXES (continued)
                                                             September 31,
                                                        -----------------------
                                                       1999                 1998
                                                   -----------          --------
                   Deferred Tax Expense

                       U.S. Federal                         -                  -
                       State and Local                      -                  -
                                                  ------------        ----------
                   Total Deferred                           -                  -
                                                  ------------        ----------
                   Total Tax Provision from
                        Continuing Operations     $         -         $        -
                                                  ============        ==========

                The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                    1999                 1998
                                                ------------          -------
                Federal Income Tax Rate            (   34.0)%       (   34.0)%
                Deferred Tax Charge (Credit)             -                -
                Effect of Valuation Allowance          34.0%            34.0%
                State Income Tax, Net of
                   Federal Benefit                       -                 -
                                                ------------      -----------

                Effective Income Tax Rate               0.0%             0.0%
                                                 ==========        =========

                At September 30, 1999, the Company had net carryforward losses of approximately $6,568,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carryforward.

                Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at September 30 are as follows:

                                                                        September 30,
                                                              ---------------------------
                                                                    1999               1998
                                                              ---------------    ----------
                Deferred Tax Assets (Liabilities):
                Loss Carryforwards                               $ 2,233,000       $ 1,118,000
                Consulting Fees                                       97,000           110,000
                Exploration Costs                               (     23,000)     (     28,000)
                Depreciation                                    (     29,000)     (     19,000)
                Less:  Valuation Allowance                        (2,278,000)       (1,181,000)
                                                                 -----------       -----------
                Net Deferred Tax Assets (Liabilities)          $          -     $           -
                                                               ==============     =============

                Net operating loss carryforwards expire in 2000 through 2019. Per year availability of losses incurred prior to October 1, 1997 of approximately $324,000 is subject to change of ownership limitations under Internal Revenue Code Section 382.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 9 -        INCOME TAXES (continued)

                Expiration dates of net operating loss carryforwards are as follows:

                September 30,
                                   2000                             72,000
                                   2001                             89,000
                                   2002                              8,000
                                   2003                             18,000
                                   2005                              5,000
                                   2007                             65,000
                                   2009                             16,000
                                   2010                              3,000
                                   2011                             28,000
                                   2012                            303,000
                                   2018                          2,329,000
                                   2019                          3,632,000
                                                                -----------
                                                               $ 6,568,000

NOTE 10 -       RELATED PARTY TRANSACTIONS

                During the year ended September 30, 1999:

          a)   The Company  issued a  promissory  note to M.O.  Rife III Trust A
               (the "Rife Trust"), which is a principal stockholder in the amount of $101,313. The proceeds of the note were used to repay a loan to the Company from the Bank of Commerce, which the stockholder had guaranteed.

          b)   The  Company  was   advanced  a  net  of  $140,000  by  Rife  Oil
               Properties, Inc., a company owned by the beneficiary to the Rife Trust.

          c)   The  Company   incurred  a  net  accounts  payable  to  Rife  Oil
               Properties, Inc. of $389,154.

          d) The Company is owned an aggregate of $84,570 in accounts receivable by Rife Oil Properties, Inc.

          e) The Company leased its office space from the Rife Trust, with a monthly rental of $3,325

               During the year ended September 30, 1998:

          f) The Company issued a promissory note to the son of a principal stockholder in the amount of $50,000. (See Note 6(d)).

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 10 -       RELATED PARTY TRANSACTIONS (continued)

          g)   A  principal   stockholder   guaranteed   the  Bank  of  Commerce
               promissory note in the amount of $100,000. (See Note 6(e)).

          h) The Company issued a promissory note to a Trust, one of the beneficiaries of which is an officer of the Company, in the amount of $100,000. This note has been repaid as of September 30, 1998. 1,000 Common Stock purchase warrants were issued as payment of interest on the note.

          i)   The  Company   occupies   space  in  facilities   leased  by  the
               stockholder mentioned above. The Company pays rent to the stockholder in the amount of $2,000 per month. The space is rented on a monthly basis.

          j) The stockholder mentioned above pledged 5,000 shares of common stock of the Company as collateral for the Benchmark note described in Note 6(g).

               Where  possible, the Company prefers to have Rife Oil Properties,
               Inc.  act as operator of the oil and natural gas   properties and
               prospects in which it owns an interest.

               M.O. Rife III, the Company's Chairman, owns 100% of Rife Oil Properties, Inc. and is the Trustee and beneficiary of M.O.R. III Trust A is one of the Company's major stockholders.

NOTE 11 -       CONSULTING AGREEMENTS

                The Company has entered into various cancelable consulting agreements with third parties. Compensation for services provided under these agreements has been paid in either Common Shares or Common Share Purchase Warrants of the Company. During the year ended September 30, 1999, the Company issued 30,000 shares of Common Stock, valued at $1,657,000, and 1,000 Common Share Purchase Warrants, valued at $115,900.

                During the year ended  September  30, 1998,  the Company  issued
                11,000 shares of Common Stock, valued at $687,500 and 1,200 common share purchase warrants, valued at 82,820, in payment of consulting agreements.

NOTE 12 -       COMMITMENTS AND CONTINGENCIES

         a) The Company has entered into various non-cancelable operating lease agreements for office and warehouse space and equipment.

               1) Warehouse facilities located in Fort Worth, Texas. The lease term expires on September 30, 2001. - 18 -

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 12 -       COMMITMENTS AND CONTINGENCIES (continued)

               2) Various office equipment leases expiring at various times through March 2004.

                    Future minimum lease payments under the lease agreements for each of the years ended September 30 are as follows:

                2000                                         $  109,319
                2001                                             77,790
                2002                                             11,639
                2003                                              8,731
                2004                                              2,368
                                                             ----------
                Total minimum lease payments                 $  209,847
                                                             ==========

                Rent expense included in the financial statements for the year ended September 30, 1998 totaled $158,800.

          b) The Company has pledged 100% of the shares of Oil Seeps, Inc., a wholly owned subsidiary, as collateral for a $250,000 promissory note due on March 15, 2000. (See Note 6(b)).

          c) The Company has pledged all of its fixed, real, tangible and intangible assets as collateral for a $250,000 promissory note due on October 30, 1999. (See Note 6(a)).

          d) A claim had been filed against ORS by a former employee. The employee had demanded $75,000 in exchange for a full and final release. The claim has been settled for $20,000 through mediation in December 1998. The settlement amount has been accrued in the financial statements. The settlement amount has not been paid and a suit is pending for breach of contract.

          e) A suit has been filed against the Company alleging breach of contract and seeking damages of approximately $120,000. This relates to an alleged agreement to repurchase equipment previously sold by the Company. This amount has been recorded in the financial statements as of September 30, 1999 and 1998.

NOTE 13 -       SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES

                During the year ended September 30, 1999:

          a)   The Company  issued 6,500 shares of common stock in conversion of
               a  debenture  in  the  amount  of  $280,917,   including  accrued
               interest, plus an additional $150,000.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998




NOTE 13 -       SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES
                (continued)

          b) The Company issued 5,000 shares of common stock in satisfaction of a note in the amount of $501,000, including accrued interest.

          c) The Company issued an aggregate of 32,653 shares of common stock for various consulting, legal and public relations services. These shares have been valued at $1,780,703.

          d) The Company issued warrants to purchase 1,000 shares of common stock for consulting services. These warrants have been valued at $115,900.

          e) The Company issued 3,588 shares of common stock in a cashless exercise of warrants.

          f) The Company issued 20,000 shares of common stock to acquire various oil and gas properties. These shares have been valued at $340,000.

          g) The Company issued 1,000 shares of common stock in connection with the issuance of a promissory note. These shares have been valued at $63,000.

          h) The Company issued 2,600 shares of common stock in connection with the extension of the due date of a promissory note. These shares have been valued at $53,850.

          i) The Company cancelled 4,300 shares of common stock which had been issued for consulting services in the year ended September 30, 1998. These shares have been valued at $268,750.

                During the year ended September 30, 1998:

          j) A note payable plus accrued interest was satisfied through the issuance of 10,000 shares of common stock. Principal and interest converted totaled $1,343,381.

          k) Common stock totaling 12,394 shares was issued on conversion of $783,000 of debentures, plus accrued interest.

          l)   Common  stock   warrants   valued  at  $382,335  were  issued  in
               connection with the placement of various debt agreements.

          m) Common stock warrants valued at $82,820 were issued in connection with various consulting agreements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


NOTE 13 -       SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES
                (continued)

          n) Common stock warrants valued at $55,200 were issued as payment of interest on a note.

          o) Common stock totaling 1,100,000 shares valued at $687,500 was issued as payment for services.

NOTE 14 -    GOING CONCERN

                The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of September 30, 1999, the Company has a working capital deficit of $1,593,001 and an accumulated deficit of $7,885,749. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations which would have an adverse effect on the Company's financial condition and results of operation.

NOTE 15 -    SUBSEQUENT EVENTS

               Subsequent to September 30, 1999, the Company

          a) Effected, on October 19, 1999 a 1 for 100 reverse split of its common stock.

          b) Consummated an agreement with Rife Oil Properties, Inc. to acquire certain oil properties and leases from Rife in exchange for 8,000,000 post reverse split shares of common stock and to retire certain debt owed to Rife aggregating approximately $950,000 in exchange for 1,000,000 shares of post reverse split common stock.

          c) Entered into two advisory agreements covering financial and investment services to be provided to the Company on a best efforts basis. The agreements provide for the Company to issue an aggregate of 1,500,000 shares of post reverse split common stock plus options to purchase an aggregate of 1,500,000 shares of post reverse split common stock at an exercise price of $0.66667 per share for a period of one year, the term of the agreements.

          d) Entered into an agreement to repay the note payable to Trident III, LLC (see Note 6(a)), plus accrued interest of $29,861, through the issuance of 279,861 shares of post reverse split common stock.

          e) Entered into a consulting agreement. Services would be paid for through the issuance of 500,000 shares of post reverse split common stock.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 16 -       SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS
                (UNAUDITED)

                The following supplemental unaudited information regarding the Company's oil and gas activities is presented pursuant to the disclosure requirements of Statement of Financial Accounting
                Standards No. 69.

                                                                                            September 30,
                                                                                       1998                  1997
                                                                                  ----------------      ---------

                   Capitalized Costs Relating to Oil and Gas
                   Producing Activities at September 30,
                   Unproved Oil and Gas Properties                             $                -       $ 1,312,505
                   Proved Oil and Gas Properties                                        7,134,910         5,396,496
                                                                                      -----------       -----------
                                                                                        7,134,910        6,709,001
                   Less: Accumulated Amortization and Impairment                          (10,491)          (5,220)
                                                                                   --------------   ---------------
                       Net Capitalized Costs                                          $ 7,124,419       $ 6,703,781
                                                                                      ===========       ===========

                   Costs Incurred in Oil and Gas Producing Activities
                    for the Years Ending September 30,
                       Property Acquisition Costs:
                          Proved                                                      $   450,993      $    235,625
                          Exploration Costs                                                 3,293           112,505
                                                                                   --------------     -------------
                                                                                      $   454,286         $ 348,130
                                                                                      ===========         =========
                   Results of Operations for Oil and Gas Producing
                    Activities for the Years Ended September 30,
                       Oil and Gas Sales                                             $     23,841     $      47,138
                       Production (Lifting) Costs                                        (166,869)         (230,581)
                       Amortization Expenses                                               (5,271)           (4,394)
                                                                                   --------------    --------------
                                                                                         (148,299)         (187,837)
                   Income Tax Expense                                                           -                 -
                                                                               ------------------------------------
                       Results of Operations for Oil and Gas Producing
                        Activities (excluding corporate overhead and
                        financing costs)                                              $  (148,299)      $  (187,837)
                                                                                      ===========       ===========

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


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

                                                                        Oil                 Oil
                                                                   (   mbbls  )        (   mbbls   )
                                                                   -----------        ------------

                   Proved Developed and Undeveloped Reserves:           1999                1998
                                                                    -----------           --------
                       Beginning of Year                              21,744.5            22,528.5
                       Purchases of Minerals in Place                      -                   -
                       Revisions of Previous Estimates                (3,305.0)             (779.9)
                       Production                                         (2.2)              (4.1)
                                                                   ------------           ----------
                       End of Year                                    18,437.3            21,744.5
                                                                    ==========           ==========
                   Proved Developed Reserves:
                       End of Year                                     1,725.5             3,785.0
                                                                    ===========          ===========

                                    F-24

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998



NOTE 16 -          SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS
                   (UNAUDITED) (continued)

                   Standardized Measure of Discounted Future
                    Net Cash Flows at September 30,:

                       Future Cash Inflows                                        $ 433,276,000        $ 315,295,000
                       Future Production Costs                                     (135,355,000)        (171,519,000)
                       Future Development Costs                                   (  37,515,000)       (  18,135,000)
                       Future Income Tax Expenses                                  (104,162,000)       (  49,693,000)
                                                                                  -------------       --------------
                       Future Net Cash Flows                                        156,244,000           75,948,000
                       10% Annual Discount for Estimated Timing
                        of Cash Flows                                               108,146,000           37,063,000
                                                                                  -------------       --------------
                       Standardized Measure of Discounted Future
                        Net Cash Flows Relating to Proved Oil and

                        Gas Reserves                                              $  48,098,000        $  38,885,000
                                                                                  =============        =============

                   The following reconciles the change in the standardized measure of discounted future net cash flows from proved reserves during the years ended September 30,:

                                                                                     1999                   1998
                                                                                 ----------------        ---------

                   Beginning of Year                                               $ 38,885,005        $  63,735,243
                       Revenue from oil and gas production, net
                         of production costs                                             23,841              187,837
                       Net changes in prices and production and
                         development costs                                           92,247,186          (36,097,791)
                       Revisions of previous quantity estimates                     (23,744,147)          (2,395,456)
                       Purchases of minerals in place                                        -                     -
                       Discount                                                     (48,438,417)                   -
                       Net change in income taxes                                  (  8,018,204)          16,566,826
                       Other                                                       (  2,857,514)           3,111,655
                                                                                  -------------         -------------
                   End of Year                                                     $ 48,097,750        $  38,885,005
                                                                                   ============          ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Issuer has a 3-person board of directors, all of which positions are currently filled. The Directors and Executive Officers of the Issuer, their ages and present positions held with the Issuer are:

NAME                      AGE      POSITION HELD

M. O. Trey Rife III       60       Chairman of the Board & Director
Joe Bill Bennett          53       Chief Executive Officer & Director
Mark Zouvas               37       Secretary, Chief Financial Officer & Director

The Issuer's Directors were elected October 5, 1999 and will serve in such capacity until the next annual meeting of the Issuer's shareholders or until their successors have been elected and qualified. There are no familial relationships among the Issuer's officers and directors, nor are there any arrangements or understandings between any of the officers or directors of the Issuer or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

M.O. Rife III, Chairman; Director. Mr. Rife was born in Fort Worth, Texas in 1939. He was elected to the Company's Board of Directors in May of 1997. Mr. Rife will serve as a Director until the next regularly held shareholder's meeting, or until his successor is elected and qualified. He currently serves as the Chairman of the Board. His family has been in the oil industry for three generations. His grandfather retired from Gulf Oil as a production superintendent and his father was an independent oil and gas operator for over forty years. Mr. Rife attended Texas Christian University and began working in the oil field when he was eighteen. He worked with his father for 15 years, then started his own company, Rife Oil Properties, Inc. For the past twenty five years, he has served as President and Chief Executive Officer of Rife Oil Properties, Inc. He has been involved in the drilling, completion and operating of over 500 wells throughout the mid-continent Region. Currently Rife Oil Properties, Inc. operates over 800 wells in Texas.

Joe Bennett, Director, Chief Operating Officer. Mr. Bennett was born in Graham, Texas in 1946. He is 53 years old. He was elected to the Company's Board of Directors in May of 1997. Mr. Bennett will serve as a Director until the next regularly scheduled shareholder's meeting, or until his successor is elected and qualified. He currently serves as Chief Executive Officer of the Company. He has worked for the Company since September of 1994. Prior to being appointed Chief Executive Officer in September, 1999, he served as a Vice-President of the Company. His family has been involved in the oil industry as independent oil and gas operators in North Texas for three generations. Mr. Bennett attended the University of Texas at Austin studying petroleum engineering. At the age of sixteen he began working summers in the oil field for the family business. He has over 30 years of experience in developing exploration projects, drilling and completing wells, and all phases of operations. From 1976 to 1980 Mr. Bennett helped organize and start up an aircraft overhaul business that employed over 100 people. As C.O.O., he was responsible for all operations and marketing. In 1981 Mr. Bennett became President and CEO of Bennett Resources, Inc. As head of the family business, he directed the development of exploration projects in Texas, Oklahoma, Kansas, Illinois, Kentucky and Tennessee. In 1994 Mr. Bennett joined Rife Oil Properties, Inc. as VP Operations. His primary responsibilities were to oversee the company's stripper well acquisition program and to manage all operations of these properties using new production technology.

Mark S. Zouvas, Director, Chief Financial Officer. Mr. Zouvas is 37 years old. He was appointed to the Board of Directors of the Company on October 5, 1999. He serves as the Company's Chief Financial Officer, a position he has held since September, 1997. From September 1993 to September, 1997, Mr. Zouvas worked for Vantage Capital Management Company in Chicago, Illinois. Mr. Zouvas has a BA from the University of California at Berkeley (Accounting and Real Estate). As a staff auditor with Price Waterhouse, he performed services for clients in the banking and real estate industries. Mr. Zouvas has been involved in several venture capital transactions over the past five years. He is a Licensed Real Estate Broker and an Accountant in California. Mr Zouvas also serves on the Board of Directors of Tech Nature, Inc., a publicly trading company, and has so served since May of 1999.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 1998 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal year ending September 30,1999. The following table and the accompanying notes provide summary information for the fiscal year concerning cash and non-cash compensation paid or accrued by Joe Bill Bennett, the Company's chief executive officer.


                                            SUMMARY COMPENSATION TABLE

                                    Annual Compensation                               Long Term Compensation
                                                                               Awards                       Payouts
                                                                     Restricted     Securities

Name and                                            Other Annual       Stock        Underlying       LTIP        All Other
Principal         Year      Salary       Bonus      Compensation      Award(s)       Options       payouts      Compensation
Position                     ($)          ($)           ($)             ($)          SARs(#)         ($)            ($)

Joe Bill         1999        90,000        -             -               -              -             -                 -
Bennett
Chief
Executive
Officer

Compensation of Directors

         The Company's directors are not compensated for their services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of January 6, 2000, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of January 6, 2000, there were 9,581,140 shares of Common Stock issued and outstanding.



                                                        Amount and Nature of
      Title of Class         Name and Address of       Beneficial Ownership          Percent of class
      --------------         -------------------       --------------------          ----------------
                              Beneficial Owner

       Common Stock            M. O. Rife, III                   0                        0.0000%
    ($0.02) par value

       Common Stock           Joe Bill Bennett                26,668                       0.27%
    ($0.02) par value      13001 Mountainview Road
                             Aubrey, Texas 76227

       Common Stock              Mark Zouvas                 1,000,000                     10.4%
    ($0.02) par value           5601 El Campo
                           Fort Worth, Texas 76107

       Common Stock       Global Universal, Inc. of          8,150,000                      85%
    ($0.02) par value             Delaware
                             11701 South Freeway
                            Burlson, Texas 76028

       Common Stock        Directors and Executive           1,026,668                     10.7%
    ($0.02) par value      Officers as a Group (3
                                individuals)


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

M. O. Rife III Trust A, which is controlled by Mr. M. O. Rife who is the Chairman of the Board and a Director of the Issuer. Mr. Rife controls Rife Oil Properties, Inc. which has entered into the following agreements with the Company.

(a) The Issuer occupies office space leased from Rife Oil Properties, Inc. Commencing October 1, 1998 and ending September 30, 1999, the Issuer paid rent in the amount of $3,325 per month.

(b) The M. O. Rife III, Trust A Loaned 101,313 to the Issuer pursuant to a promissory note dated March 31, 1999 on an interest rate of 8.75%. The Note is payable on demand.

(c) The Company was advanced a net of $140,000 by Rife Oil Properties, Inc., a company owned by the beneficiary of the Rife Trust.

(d) The Company incurred a net accounts payable to Rife Properties, Inc., of $389,154

(e)The Company is owed an aggregate of $84,570 in accounts receivable by Rife Oil Properties, Inc.

(f) The Company issued a promissory note to the son of M. O. Rife III, an officer and director of the Issuer, in the amount of $50,000. (See Note 6(d), Notes to Financial Statements).

(g) The M. O. Rife III, Trust A, guaranteed the Bank of Commerce promissory note in the amount of $100,000. (See Note 6(e), Notes to Financial Statements).

(h) M. O. Rife III, the Company's Chairman, owns 100% of Rife Oil Properties, Inc. and is the Trustee and a beneficiary of the Mo. O. Rife III Trust A, which is a major stockholder of the Company. Where possible, the Company prefers to have Rife Properties, Inc. act as operator of the oil and natural gas properties and prospects in which it owns an interest.

(i) The Company is indebted to the M. O. Rife III, Trust A under the terms of a promissory note dated March 31, 1999 in the amount of $101,313. Terms of the note provide for interest at a rate of 8.75% per annum and the note is due on demand. Mr. M. O. Rife III, a director of the Company, is a beneficiary of the said trust.

None of the other directors, executive officers or senior officers of the Issuer or any subsidiary, or any associates or affiliates of any of them, is or has been, indebted to the Issuer at any time since the beginning of the last completed financial year of the Issuer.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 28 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. On January 19, 1999 the Company filed a Form 8-K disclosing the Company's change of name from Titan Energy Corp., Inc. to Power Exploration, Inc. together with a change of domicile to the State of Nevada. The Company also disclosed the authorization by its Board of Directors to sell up to one million shares of its common stock at one dollar ($1.00) per share pursuant to a private placement memorandum. On March 4, 1999 the Company filed a form 8-K disclosing the change of its transfer agent to Securities Transfer Corporation, 16910 Dallas Parkway Suite 100, Dallas, Texas 75248, The settlement of a lawsuit involving a dispute over consulting services provided to the Company, and a modification of its prior authorization to sell two million of its shares pursuant to a private placement memorandum. The modification changed the terms of the proposed private placement of shares of the Company to offer to sell up to four million shares at a price of fifty cents ($0.50) per share. On December 13, 1999 the Company filed a Form 8-K disclosing the acquisition of certain oil leases pursuant to an agreement with Rife

         Oil Properties, Inc. Pursuant to the agreement, the Company acquired certain oil properties and leases located on 3,933.72 acres located in the Corsicana shallow field located in Navarro County, Texas, from Rife in exchange for 8,000,000 post-reverse-split shares of common stock. Under the terms of the agreement, the Company also agreed to retire certain debt owed to Rife aggregating approximately $950,000 in exchange for an additional 1,000,000 shares of post-reverse-split common stock.

                           [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of January, 2000.


Power Exploration, Inc.



       /s/Joe Bennett
------------------------------------------------
Joe Bennett, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                                  Date


    /s/ Joe Bennett      Chief Executive Officer and Director   January 14, 2000
----------------------
  Joe Bennett


   /s/ Mark S. Zouvas    Chief Financial Officer and Director   January 14, 2000
----------------------
  Mark S. Zouvas


   /s/ M. O. Rife III    Chairman, Director                     January 14, 2000
----------------------
  M. O. Rife, III

                                                 INDEX TO EXHIBITS

EXHIBIT         PAGE

NO.      NO.             DESCRIPTION

2.1  *   Plan of Reorganization and Change of Situs by which Titan Energy Corp., and Power Exploration, Inc. Changes Its Place of Incorporation.

2.2  *   Agreement and Plan of Merger Between Power Exploration, Inc. (Nevada)
                   and Power Exploration, Inc. (Colorado).  August 1, 1998

2.3  *   Articles of Merger Between Power Exploration, Inc. (Nevada) and Power
                    Exploration, Inc. (Colorado).  August 1, 1998

2.4  *   Action by Incorporator.  Election of Officers and Directors of Power
                Exploration, Inc. (Nevada).  May 31, 1998

2.5 ** Special Action by the Executive Committee of Power Exploration, Inc. dated January 11, 1999 (Incorporated herein by reference from Exhibits to the Company's Form 8-K filed January 19, 1999).

3.1   *  Articles of Incorporation of Imperial Energy dated October 31, 1979.

3.2   *  Amendment to Articles of Incorporation dated June 26, 1984

3.3   *  Amendment to Articles of Incorporation dated September 25, 1996

3.4 * Minutes of Special Shareholders Meeting Changing Name to Oil Retrieval Systems, Inc. dated May 14, 1997

3.5 * Amendment to Articles of Incorporation dated June 15, 1997, Changing Name to Oil Retrieval Systems, Inc.

3.6   *  By Laws of the Corporation

3.7 * Articles of Incorporation of Power Exploration, Inc. (Nevada) dated May 14, 1998

3.8   *  By Laws of Power Exploration, Inc.  (Nevada) Dated June 1, 1998

3.9 * Minutes of the Annual Meeting of the Board of Directors in which Officers and Directors are Elected dated July 24, 1998

3.10 * Minutes of a Special Meeting of the Board of Directors dated July 24, 998, in which Officers and Directors are Elected

3.11 ** Special Action by the Board of Directors of Power Exploration, Inc. dated February 19, 1999

 (Incorporated herein by reference from Exhibits to the Company's Form 8-K filed January 19, 1999).

3.12 ** Special Action by the Executive Committee of Power Exploration, Inc. Dated March 4, 1999 (Incorporated herein by reference from Exhibits to the Company's Form 8-K filed January 19, 1999).

10.1 * Contract for Acquisition of Oil Leases in the Corsicana Oil Field Dated June 11, 1997

10.2 * Contract with Power Exploration, Techstar Exploration and Roemer-Swanson Energy to Acquire Mineral Leases in Polk County, Texas Dated December 2, 1997

10.3 * Agreement with Business Exchange Investments, Inc. dated September 15, 1998 Regarding a $250,000 Loan

10.4 * Agreement with the Dallas Cady Family LLP for a $50,000 Loan Secured by Two 1998 Kenworth Trucks Dated September 15, 1998

10.5  *  Agreement With Trident III, LLC for a $250,000 Loan Dated October 21,
         1998

10.6  *  Agreement to Sale and Purchase with MB Exploration, LLC Dated
             December 15, 1998

10.7  *  Agreement to Sale and Purchase Agreement with MB Exploration, LLC
             Dated December 15, 1998

10.8  ** Acquisition Agreement Dated December 8, 1999 between Power
         Exploration, Inc. and Rife Oil Properties, Inc. (Incorporated herein by reference from Exhibits to the Company's Form 8-K filed January 19,
         1999).

10.9  31  Agreement to Extend Repayment Obligation Between Power Exploration,
             Inc. and Trident III LLC Dated March 15, 1999

10.10 32 Agreement to Extend Repayment Obligation Between Power Exploration,
                Inc. and Trident III LLC Dated May 1, 1999

10.11 33 Advisory Agreement entered into between Power Exploration, Inc. and
                Ronald Welborn Dated October 21, 1999

21.1  *  Subsidiaries of the Issuer

99.1 * Oil Lease Information Per Industry Guide for Corsicana Field Near Dallas Texas

99.2  *  Oil Lease Information Per Industry Guide for Polk County Texas Leases

* Previously filed and incorporated herein by reference from the Form 10-KSB/A filed January 25, 1999 by the Company.

** Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company