Form 10QSB
period 1999-12-31
POWER EXPLORATION INC
filed 2000-02-23
CIK 316621

=======================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December31, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ----------- to --------------.


                        Commission file number:000-09419
                                    ---------


                             POWER EXPLORATION, INC.
                         ------ -----------------------
        (Exact name of small business issuer as specified in its charter)




----------------------------------------------------------- --------------------

               Nevada                                   84-0811647
              -------                                 ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
      incorporation or organization)
----------------------------------------------------------- --------------------





                5416 Birchman Avenue, Fort Worth, Texas    76107
                ----------------------------------------   -----
          (Address of principal executive office)        (Zip Code)


                                 (817) 377-4464
                              ---------------------
                           (Issuer's telephone number)


           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes XX No

     The number of outstanding shares of the issuer's common stock, $0.02 par value (the only class of voting stock), as of December 31, 1999 was 9,569,260.
 ==============================================================================

                                      INDEX




PART I.  FINANCIAL INFORMATION                                                 3

Item 1. Financial Statements                                                   3

      Consolidated Balance Sheet for the Two Most Recent Quarters              3

      Consolidated Statement of Operations for the Two Most Recent Quarters    4

      Consolidated Statement of Cash Flows for the First Quarter of 1999       5

      Notes to Unaudited Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                General                                                       15

                Financial Results                                             15

                Liquidity And Capital Resources                               16

                Year 2000 Compliance                                          16


PART II. OTHER INFORMATION                                                    16

Item 1. Legal Proceedings                                                     16
Item 2. Changes in Securities and Use of Proceeds                             16
Item 3. Other Information                                                     17
Item 4. Exhibits and Reports                                                  18

Signature                                                                     19

EXHIBITS

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       POWER EXPLORATION AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEET FOR THE TWO MOST RECENT QUARTERS


                                            Dec. 31, 1999        Sept. 30, 1999
                                              Unaudited              Audited


                              ASSETS

CURRENT ASSETS
Cash                                        $  (3,700)                 1,083
Accounts Receivable                             12,769                 8,563
Accounts Receivable - Related Party              9,708                84,570
Inventory                                      378,719               323,486
Prepaid Expenses                                     -                   230
                                        --------------         -----------------
Total Current Assets                           397,496            $  417,932

OIL & GAS PROPERTIES, FULL COST METHOD
Properties being amortized                  11,134,423             7,134,910
Properties not subject to amortization           -                       -
                                        --------------         -----------------
Total Oil and Gas Properties                11,134,423             7,134,910

Less:  Accumulated depreciation,
  depletion & amortization                     (25,770)              (10,491)
                                        --------------         -----------------
Net Oil and Gas Properties                  11,108,653             7,124,419

PROPERTY AND EQUIPMENT
Property and Equipment                         222,236               370,124
Accumulated Depreciation                      (106,144)             (139,618)
                                        --------------         -----------------
Total Property and Equipment                   116,092               230,506

OTHER ASSETS                                    11,028                 6,037

TOTAL ASSETS                              $ 11,633,269           $ 7,778,894
                                        ==============         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable Trade                      $  256,978            $  623,441
Accounts Payable - Related Parties                   -               389,154
Payroll and Sales Tax Payable                   13,041                  -
Accrued Expenses                                24,000                  -
Accrued Interest                                62,542                  -
Accrued Wages and P/roll Taxes                 274,689               202,025
Customer Deposits                               55,000                30,000
Advances Payable                                     -                25,000
Advances Payable - Related Parties                   -               140,000
Notes Payable -- Related Parties                     -               101,313
                                        --------------         -----------------
Total Current Liabilities                  $ 1,286,250           $ 2,010,933

LONG TERM LIABILITIES

Total Liabilities                          $ 1,286,250           $ 2,010,933

STOCKHOLDERS' EQUITY

Common Stock ($.02 par value;
   50,000,000 shares authorized,
   9,569,260 shares issued & outstanding)      191,385                 3,553

Additional Paid-In Capital                  18,587,731            13,650,157
Accumulated Deficit                         (8,432,097)           (7,885,749)
Total Stockholders' Equity                $ 10,347,019           $ 5,767,961

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                $ 11,633,269           $ 7,778,894
                                        ==============         ==============


                       See Notes to Financial Statements

                       POWER EXPLORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF OPERATIONS FOR THE TWO MOST RECENT QUARTERS


                                   3 Months Ending              3 Months Ending
                                    Dec. 31, 1999                  Dec. 31, 1998
                                       Unaudited                    Unaudited

REVENUE

Oil and Gas Sales                   $     15,144                 $    2,485
Equipment Sales                            5,041                      7,635
Drilling Revenue                           6,327                          -
                                        ---------                  ----------
Total Revenue                             26,512                     10,120

COST OF REVENUE

Lease Operating                           69,011                     44,878
Production Taxes                             700                         32
Depreciation,
  Depletion & Amortization                12,842                        279
Exploration                                    -                          -
Cost of Equipment Sales                        -                      1,510
                                        ---------                   ----------
Total Cost of Revenue                     82,553                      46,699

GROSS PROFIT                             (56,041)                    (36,579)

EXPENSES

General and Administrative               480,093                     404,210
Interest Expense                          10,214                      17,115
                                        ---------                   ----------
Total Expenses                           490,307                     421,325

PROFIT (LOSS) BEFORE OTHER INCOME
 AND PROVISION FOR INCOME TAXES         (546,348)                   (457,904)

OTHER INCOME                               -                              -
                                     -----------                   ----------
PROFIT (LOSS) BEFORE PROVISION
FOR INCOME TAXES                       (546,348)                    (457,904)

PROVISION FOR INCOME TAXES
                                          -                                -
NET PROFIT (LOSS)                       (546,348)                    (457,904)
                                      ===========                    ==========
PROFIT (LOSS) PER SHARE              $     (0.06)                 $     (0.04)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     9,569,260                   12,040,382





                       See Notes to Financial Statements

                       POWER EXPLORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE FIRST QUARTER OF 1999



                                                           3 Months Ending
                                                            Dec. 31, 1999
                                                               Unaudited


Profit (Loss) After Taxes                                 $    (546,348)
Depreciation and Amortization                                    12,842


Cash Flow from Income Statement                                (533,506)

Accounts Receivable.................Decr (Incr)                  (4,206)
Inventory...........................Decr (Incr)                 (55,233)
Other Current Assets.................Decr (Incr)                 (4,991)
Prepaid & Deferred Exp..............Decr (Incr)                     230
Accounts Payable.....................Incr (Decr)               (516,359)
Other Current Liab.....................Incr (Decr)                    -
Notes Payable - Related Parties..Incr (Decr)                   (241,313)

Cash Flow from Operating Activities                            (821,872)

Fixed Assets............................Decr (Incr)             114,414
Net Oil & Gas Prop....................Decr (Incr)            (3,984,234)
Other Assets............................Decr (Incr)              (4,991)

Cash Flow from Investing Activities                          (3,874,811)

New Borrowings                                                         -
Repayments                                                             -
Short Term Debt........................Incr (Decr)              100,000
Long Term Debt.........................Incr (Decr)                    -
Common Stock.........................Incr (Decr)                187,832
Additional Paid In Capital............Incr (Decr)             4,937,574

Cash Flow from Financing Activities                           5,225,406

Net Increase (Decrease) in Cash                                  (4,783)

Beginning Cash                                                    1,083

Ending Cash                                                      (3,700)





                       See Notes to Financial Statements

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999



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

          Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with the original maturity of three months or less to be cash equivalents.

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

                  Capitalization Policies: All oil and gas property acquisition, exploration, and development costs are capitalized as incurred. There were no internal costs directly attributable to such activities. Net capitalized costs of unproved property and exploration well costs are reclassified as proven property and well costs when related proven reserves are found. Costs to operate and maintain wells and field equipment are expensed as incurred.

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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


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

          Revenue Recognition

          Revenues from the sale of oil and gas production are recognized when title passes, net of royalties. Natural gas revenues are generally recognized under the entitlement method of accounting for gas imbalances, i.e., monthly sales quantities that do not match the Company's entitled share of joint production. Entitled quantities in excess of sales quantities are recorded as a receivable from joint venture partners. The receivable is carried at the lower of current market price or the market price at the time the imbalance occurred. Sales quantities in excess of entitled quantities are recorded as deferred revenue carried at the gas market price received at the time the imbalance occurred.

          Hedging

          The Company may enter into derivative contracts to hedge the risk of future oil and gas price fluctuations. Such contracts may either fix or support oil and gas prices, limit the impact of price fluctuations with respect to the Company's sales of oil and gas. Gains and losses on such hedging activities are recognized in oil and gas revenues when the hedged production is sold. Hedged oil and gas prices used in computing the year-end standardized measure of discounted future net cash flows relating to proved oil and gas reserves reflect the estimated effects of hedging contracts existing at year end.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Use of Estimates

          The preparation of the financial statements is in conformity with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities. Disclosure of contingent assets and liabilities, at the date of the financial statements are included along with the reported amounts of revenues and expenses during the reporting date. Actual results could differ from those estimates.

          Depreciation and Amortization

          Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives.

          The costs of maintenance and repairs are charged to expense when incurred; costs of renewals and enhancements are capitalized. Upon the sales or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in operations.

          Estimated useful lives are as follows:

          Shop Equipment                              5 years
          Furniture and Office Equipment              5 years
          Machinery                                   5 - 7 years

          Fair Value of Financial Instruments

          The Company's financial instruments consist of cash, accounts receivable, and accounts payable and short-term debt. The carrying amounts of cash, accounts receivable, accounts payable and short-term debt approximate fair value due to the relatively short maturity of these instruments.

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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


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

NOTE 2 -      INVENTORY

                  Inventory at 9-30-99 & 12-31-99 consist of the following:

                                                   9-30-99           12-31-99
                                                    -------           --------
                  Raw Material                   $  220,069         $  251,861
                  Work in Process                   103,417            126,858
                                                -----------        -----------
                                                 $  323,486         $  378,719
                                                  ==========         ==========


NOTE 3 -      PROPERTY AND EQUIPMENT

                  Property and equipment at 9-30-99 & 12-31-99 consist of the following:

                                                           9-30-99      12-31-99
                                                          -------       --------
                  Shop Equipment                        $   30,852    $   30,852
                  Furniture and Office Equipment            24,068        22,887
                  Machinery                                269,167       123,072
                                                         ----------    ---------
                                                           324,087       176,811
                  Less Accumulated Depreciation             93,581        60,719
                                                       -----------   -----------
                  Property and Equipment - Net           $ 230,506     $ 116,092
                                                         =========     =========

                  Depreciation Expense Recorded in
                   the Statement of Operations          $   47,544    $   12,842
                                                        ==========    ==========

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999



NOTE 4 -      OIL AND GAS PROPERTIES NOT SUBJECT TO AMORTIZATION

                The Company's oil and gas properties are located in the United States and Australia. Amortization expense was $2.41 and $1.07 per Bbl production during the years ended September 30, 1999 and 1998, respectively.

                Costs excluded from amortization are as follows at September 30:

                                                1999                 1998
                                        ---------------       --------------
                Acquisition Costs     $               -         $ 1,200,000
                Exploration Costs                     -             112,505
                                     ------------------       -------------
                                      $               -         $ 1,312,505
                                      =================       ==============

                All excluded costs at September 30, 1998 are located in Australia.

At September 30, 1998, a determination could not be made about the extent of oil reserves that should be classified as proven reserves for this prospect. Consequently, the associated property costs and exploration costs have been excluded in computing amortization of the full cost pool. Amortization of these costs began during fiscal 1999.

NOTE 5 -      NOTES PAYABLE

                    Notes   payable  at  December  31,  1999   consists  of  the
                    following:

                                                         9-30-99        12-31-99

                a)  Note Payable - Trident III, LLC    $   250,000      250,000
                b)  Note Payable - BEI, Inc                250,000      250,000
                c)  Note Payable - Related Party           101,313           -
                d)  Note Payable - Landmark Bank              -         100,000
                                                              -         -------
                                                         $ 601,313  $   600,000
                                                        =========   ===========

     a) The Company was indebted to Trident III, L.L.C. under terms of a promissory note dated October 21, 1998 in the amount of $250,000. Terms of the note provide for interest at a rate of 10% per annum, with an original maturity date of April 20, 1999. The Company issued 1,000 shares of its common stock to Trident III, L.L.C. in connection with this loan. The loan has been extended at various times with a current maturity date of October 30, 1999. The Company issued a total of 2,600 shares of its common stock in consideration of these extensions. When the note was extended to September 30, 1999, the Company agreed that if the note was not paid on or before September 30, 1999, then it would issue 50,000 shares per day for each day that the note is outstanding subsequent to September 30, 1999. Concurrent with the extension to October 30, 1999 the provision was added that if payment of outstanding principal and interest were made by that date, the lender would not seek to receive the 50,000 shares per day due under the previous extension. The lender has waived this provision of the contract.

             A settlement has been reached with the lender that requires the company issuing 279,861 common stock shares to Trident III, L.L.C. in exchange for a full release from the debt and indemnity against any and all current and future claims. The issuance of the Company's common stock shares on February 9, 2000, eliminated the debt and satisfied the agreement in full.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

NOTE 5 -        NOTES PAYABLE (continued)

          b) The Company is indebted to Business Exchange Investment, Inc. under terms of a promissory note dated September 15, 1998. Terms of the note provide for interest at a rate of 10% per annum with a maturity date of June 30, 2000. The note is collateralized by 100% of the shares of OSI. The Company hopes to satisfy this debt by issuing shares of its common stock. No agreement has been reached at this date, however, the Company is active in its attempt to resolve this debt.

          c)The Company was indebted to the M.O. Rife III, Trust A under terms of a promissory note date March 31, 1999 in the amount of $101,313. This note was eliminated according to the terms of the December 7, 1999 Acquisition Agreement of certain assets of Rife Oil Properties, Inc. and the extinguishment of this debt.

          d)The Company is indebted to Landmark Bank under terms of a promissory note dated October 13. 1999. Terms of the note provide for interest at a rate of 10% per annum with a maturity date of February 9, 2000. The note is collateralized by 100% of the assets of Oil Retrieval Systems, Inc. The funds were used as working capital for Oil Retrieval Systems, Inc.

NOTE 6 -      RELATED PARTY TRANSACTIONS

                During the quarter ending December 31, 1999:

          a) The Company issued a promissory note to M.O. Rife III Trust A (the "Rife Trust"), who is a principal stockholder in the amount of $101,313. The proceeds of the note were used to repay a loan to the Company from the Bank of Commerce, which the stockholder had guaranteed. This note was forgiven pursuant to the acquisition dated December 7, 1999 whereby this promissory was forgiven in exchange for the consideration enumerated in said agreement. This consideration consisted, in part, of the issuance of one million shares of the issuer's common stock.

          b) The Company was advanced a net of $140,000 by Rife Oil Properties, Inc., a company owned by the beneficiary to the Rife Trust. This amount was forgiven pursuant to the acquisition dated December 7, 1999 whereby this promissory was forgiven in exchange for the consideration enumerated in said agreement. This consideration consisted, in part, of the issuance of one million shares of the issuer's common stock.

          c) The Company incurred a net accounts payable to Rife Oil Properties, Inc. of $389,154. This amount was forgiven pursuant to the acquisition dated December 7, 1999 whereby this promissory was forgiven in exchange for the consideration enumerated in said agreement. This consideration consisted, in part, of the issuance of one million shares of the issuer's common stock.

          d) The Company occupies space in facilities leased by M.O. Rife III. The Company pays rent to the stockholder in the amount of $2,000 per month. The space is rented on a monthly basis.

          e) The Company is indebted to officers for wages accrued in year 1999 in the amount of $254,820, which incurred payroll tax accrual of $19,869. A settlement has been reached with the officers consisting of the Company issuing 100,000 shares common stock to extinguish debt. As of the date of this filing, these shares have not been issued.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

NOTE 7 -         ADVISORY & CONSULTING AGREEMENTS

                For the period ending December 31,1999, the Company entered into various cancelable advisory agreements with third parties. Compensation for services provided under these agreements will be paid in either Common Shares or Common Share Purchase options of the Company. During the quarter ended December 31, 1999, the Company issued 90,000 shares of common stock under these advisory agreements, valued at $236,250.

NOTE 8 -     COMMITMENTS AND CONTINGENCIES

         a)The Company has entered into various non-cancelable operating lease agreements for office and warehouse space and equipment.

             1) Warehouse facilities located in Fort Worth, Texas. The lease term expires on September 30, 2001.

             2) Various office equipment leases expiring through March 2004.

                Future minimum lease payments under the lease agreements for each of the years ended September 30 are as follows:

                2000                                   $  109,319
                2001                                       77,790
                2002                                       11,639
                2003                                        8,731
                2004                                        2,368
                                                     -------------
                Total minimum lease payments           $  209,847
                                                        ==========

                Rent expense included in the financial statements for the quarter ended December 31, 1998 totaled $39,700.

          b) The Company has pledged 100% of the shares of Oil Seeps, Inc., a wholly owned subsidiary, as collateral for a $250,000 promissory note due on June 30, 2000.

          c) A former employee had filed a claim against ORS. The employee had demanded $75,000 in exchange for a full and final release. The claim has been settled for $20,000 through mediation in December 1998. The settlement amount has not been paid and has been accrued in the financial statements.

          d) A suit has been filed against the Company alleging breach of contract and seeking damages of approximately $120,000. This relates to an alleged agreement to repurchase equipment previously sold by the Company. This amount has not been recorded in the financial statements as of December 31, 1999.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

NOTE 9 -      SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES

                  During the quarter ended December 31, 1999:

         a) The Company issued 90,000 shares under an advisory agreement. The shares of the Issuer's common stock were issued to Allen Z. Wolfson, under an agreement dated December 14, 1999 whereby the recipient is entitled to receive 750,000 for consulting services provided to the Issuer. This transaction is valued at $236,250 and charged to G & A for the quarter ending December 31, 1999.

         b) The Company issued 9,000,000 shares to Rife Oil Properties for certain oil leases and the relinquishment of certain debt owed by the issuer to Rife Oil Properties, Inc.

         c) The Company issued 300,000 shares of its common stock in order to secure a loan by Global Universal, Inc. in the amount of $25,000. The loan was subsequently forgiven and the shares were returned to the Company's treasury during the second quarter of its fiscal year.

NOTE 10 -    SUBSEQUENT EVENTS

                  Subsequent to December 31, 1999, the Company

         a) The Company is indebted to officers for wages accrued in year 1999 in the amount of $254,820, which incurred payroll tax accrual of $19,869. A settlement has been reached with the officers consisting of the Company issuing 100,000 shares common stock to extinguish debt, thereby eliminating accrued payroll taxes. The issuance of the Company's common stock shares for this matter will occur in the 2nd of this fiscal year.

         b) A settlement has been reached with Trident III, L.L.C. that consists of the company issuing 279,188 common stock shares to Trident III, L.L.C. in exchange for a full release from the debt and indemnity against any and all current and future claims. The issuance of the Company's common stock shares for this matter will occur in the 2nd of this fiscal year.

         c) The Company is seeking to resolve debt payable burdens with the issuance of shares in its common stock. Under this scenario, the Company is seeking to negotiate a settlement with Business Exchange, Inc. for its debt of $250,000. The Company is also seeking to eliminate the claim made by a former employee of Oil Retrieval Systems, Inc.

         d) The Company entered into two advisory agreements covering financial and investment services to be provided to the Company on a best efforts basis. The agreements provide for the Company to issue an aggregate of 1,500,000 shares of post reverse split common stock plus options to purchase an aggregate of 1,500,000 shares of post reverse split common stock at an exercise price of $0.66667 per share for a period of one year, the term of the agreements. As of the end of the fiscal quarter ending 12-31-99, the Company has issued 90,000 shares of its common stock under the aforementioned agreements.

NOTE 11 -       Additional footnotes included by reference

                Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999. Therefore, those footnotes are included herein by reference.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements


The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of Power Exploration, Inc. ("Power") to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although Power believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by Power or any other person that the objectives and plans of Power will be achieved.

General

During the first quarter of 2000,Power Exploration, Inc. and its subsidiaries (hereinafter the "Company" unless the context indicates otherwise) continued to improve its financial condition. Power decreased its net losses over the comparable quarter in 1999. As a direct result of slightly increased revenues for the three months ended December 31, 1999, Power's overall financial health has somewhat improved.

The following discussion of the consolidated financial condition and results of operations of Power should be read in conjunction with the consolidated financial statements of Power and the notes thereto included in Item 1 of Part I of this Report.

Financial Results

Revenues

Oil and gas sales increased $12,659, or 509%, to $15,144 for the three months ended December 31, 1999 from $2,485 for the three months ended December 31, 1998. Equipment sales decreased $2,594, or 34%, to $5,041 for the three months ended December 31, 1999 from $7,635 for the three months ended December 31, 1998. To date, Power has been putting the necessary components in place to create ongoing income, and these efforts should begin to be realized during the second half of the 2000 fiscal year.

Costs and Expenses

Power's general and administrative expenses increased $75,883, or 19%, to $480,093 for the three months ended December 31, 1999 from $404,210 for the three months ended December 31, 1998. The change in the dollar amount of general and administrative expenses was due primarily to an increase in consulting expenses. Other major components of general and administrative expenses included officer's salaries at 14%, non-officer salaries at 14%, and legal fees at 4%.

Net Loss

Net loss for the three months ended December 31, 1999 was $546,348, or $.06 per share, compared to a loss of $457,904, or $.04 per share, for the three months ended December 31, 1998. Net cash used in operating activities was $821,872 for the three months ended December 31, 1999, and $384,034 for the three months ended September 30, 1999, representing a increase of more than 100% in cash usage. All cash activities of the business produced a $4,783 decrease in cash for the three months ended December 31, 1999.

Liquidity and Capital Resources

Power's working capital deficit on December 31, 1999 was $888,754 compared to a deficit of $986,680 on September 30, 1999, a ratio of 0.4 for the three months ended December 31, 1999 as well as for the fiscal year ended September 30, 1999. A comparison of other ratios that measure financial performance show a quick ratio of 0.2, a change in the net worth to assets ratio of 0.9, and debt to net worth of (8.4). This data all highlights Power's need to raise additional equity capital.

Cash and cash equivalents totaled $18,777 at December 31, 1999, a $75,439 increase from September 30, 1999. This change represents the conversion of related party receivables against existing debt of the same. An increase in short-term debt funded Power's capital expenditures. Power's debt totaled $1,286,250 at December 31, 1999, down 40% from September 30, 1999. The decrease was due to the conversion of short-term debt to common stock.

Long Term Debt

On December 31, 1999, Power had no long-term debt. Although 89% of Power's assets are comprised of oil and gas properties that are not a current asset, all of Power's borrowings have been short term in nature. This has aggravated Power's cash position and produced lower measures of financial performance than would otherwise be possible.

Year 2000 Compliance

As of February 18, 2000, Power has experienced no significant year 2000 problems.

Power currently uses Year 2000 compliant engineering evaluation software for acquisition analysis, as well as internal engineering applications. Power's spreadsheet and word processing software is also Year 2000 compliant.

Power currently has limited information concerning the Year 2000 compliance status of its clients and associates. However, even if Power's clients are not Year 2000 complaint Power does not anticipate that such noncompliance will have a material adverse effect on Power's business, financial condition, results of operations or cash flows.

PART II.OTHER INFORMATION

ITEM 1.  Legal Proceedings

During the first quarter ending December 31, 1999, no material developments occurred regarding Power's legal proceedings. For more information please see Power's Form 10KSB for the year ended September 30, 1999 which is incorporated herein by reference.

ITEM 2. Changes in Securities and Use of Proceeds

Common Stock

On October 12, 1999, Power's board of directors agreed to effect a 1 for 100 on October 19, 1999. Power by board resolution approved the effectuation of the reverse split in an effort to assist Power in raising additional capital.
Power's current financial condition and low stock price has facilitated management's decision to effect the reverse split.

On October 25, 1999, Power adopted a Stock Benefit Plan which provides for the issuance of up to four million (4,000,000) shares of common stock of Power according to the terms of the plan.

Recent sales of Unregistered Securities

The following is a list of all securities sold by Power within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

In November, 1999, Power issued 100 shares of common stock at $68.75 per share to Company employees, in exchange for services performed for Power. The transaction was carried out pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

On November 23, 1999, Power entered into an agreement to borrow $25,000 from A-Z Professional Consultants, a Utah Corporation and Global Universal, Inc., a Nevada Corporation. As consideration for making the loan, Power issued 150,000 post-reverse-split shares of common stock to each of the two corporations pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

On December 9, 1999 Power acquired approximately 32 sets of oil leases, representing mineral rights to approximately Two Hundred Forty (240) producing oil wells, as well as approximately 39 injection wells, in the Corsicana Shallow Field, Navarro County, Texas. Power acquired the Oil Leases from Rife Oil Properties, Inc., a Nevada corporation in exchange for 8,000,000 shares of Power's common voting stock issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering (for more information see Form 8-K filed 12/13/99).

ITEM 3.  Other Information

On October 5, 1999, Guy Pyron, Jack Gallagher, and Thom Schleim resigned as directors of Power. Mark Zouvas was elected as a Director to serve on a three man Board of Directors with M. O. Rife III and Joe Bill Bennett On October 27, 1999 Power entered into two advisory agreements covering financial and investment services to be provided to Power on a best efforts basis by Allen Z. Wolfson and Ronald Welborn. The agreements provide for Power to issue 750,000 shares of post-reverse-split common stock plus an option to purchase 750,000 shares of post-reverse-split common stock of Power at an exercise price of $0.66667 per share for a period of one year, the term of the agreement, to Allen
Z. Wolfson, and the same number of shares and options to Ronald Welborn.

On December 20,1999 Power entered into two settlement agreements to settle Company debts.

         1. Power agreed to issue 279,861 restricted shares of Power's common stock to Trident III, L.L.C., a Cayman Islands, West Indies exempted Company ("Trident") in exchange for cancellation of a note in the amount of$250,000 plus accrued interest owed to Trident by Power.

         2. Power agreed to issue 500,000 restricted shares of Power's common stock to Benchmark Equity Group, Inc., a Delaware Corporation ("Benchmark") in exchange for cancellation of a note in the amount of $500,000 plus accrued interest owed to Benchmark by Power and the agreement of Jeffrey W. Tomz to cancellation of certain warrants to purchase stock of Power which were owned by Mr. Tomz.


         These two agreements have been finalized and signed by the parties thereto. However the shares of stock have not yet been issued. The parties to the agreements have agreed to issuance of the shares during Power's next fiscal quarter. Power intends to issue the said shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which will not involve a public offering

ITEM 4.  Exhibits and Reports on Form 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page _ of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. Power filed a Form 8-K on December 13, 1999, which is incorporated herein by this reference.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  POWER EXPLORATION, INC.
                                            ------------------------------
                                                      (Registrant)



Date      February 19, 2000                        /s/ Joe B. Bennett
      -------------------------             ------------------------------
                                  Joe B. Bennett, Chief Executive Officer

                                                (Duly Authorized Officer)