Form 10QSB
period 2000-03-31
POWER EXPLORATION INC
filed 2000-05-22
CIK 316621

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to . ------------ to ----------.


         Commission file number:000-09419
                                ---------


                             POWER EXPLORATION, INC.
                             -----------------------

        (Exact name of small business issuer as specified in its charter)





              NEVADA                                     84-0811647
            --------                                     -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                   5416 Birchman Ave., Fort Worth, Texas 76107
                   -------------------------------------------
               (Address of principal executive office) (Zip Code)


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

                                    Yes XX No

         The number of outstanding shares of the issuer's common stock, $0.02 par value (the only class of voting stock), as of March 31, 2000 was 11,564,121

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS....................................................5

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                             6

ITEM 5.  OTHER INFORMATION....................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................7


SIGNATURES....................................................................8

INDEX TO EXHIBITS.............................................................9

PART I-   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

As used herein, the term "Power" refers to Power Exploration, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for Power as of the quarter ended March 31, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-13 and are incorporated herein by this reference.





                      [This Space Intentionally Left Blank]

                         POWER EXPLORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           March 31, 2000                 Sept 30,1999
                                                                              Unaudited                      Audited
                                                                      --------------------------    --------------------------
                             ASSETS
CURRENT ASSETS
Cash                                                                                     $9,688                        $1,083
Accounts Receivable                                                                      13,148                         8,563
Accounts Receivable - Related Party                                                      10,257                        84,570
Inventory                                                                               398,661                       323,486
Prepaid Expenses                                                                              -                           230
                                                                      --------------------------    --------------------------
Total Current Assets                                                                    431,754                       417,932
                                                                      --------------------------    --------------------------
OIL & GAS PROPERTIES, FULL COST METHOD
Properties being amortized                                                            8,134,423                     7,134,910
Properties not subject to amortization                                                        -                             -
                                                                      --------------------------    --------------------------
Less: Accumulated depreciation, depletion & amortization                                (26,049)                      (10,491)
                                                                      --------------------------    --------------------------
Net Oil and Gas Properties                                                            8,108,374                     7,124,419
                                                                      --------------------------    --------------------------
PROPERTY AND EQUIPMENT
Property and Equipment                                                                  229,842                       370,124
Accumulated Depreciation                                                               (118,707)                     (139,618)
                                                                      --------------------------    --------------------------
Total Property and Equipment                                                            111,135                       230,506
                                                                      --------------------------    --------------------------

OTHER ASSETS                                                                             11,028                         6,037
INVESTMENT IN LAND                                                                      300,000                             -
                                                                      --------------------------    --------------------------
TOTAL ASSETS                                                                         $8,962,291                    $7,778,894
                                                                      ==========================    ==========================

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable-Trade                                                                 $314,111                      $825,466
Accounts Payable-Related Parties                                                         19,843                       389,154
Payroll and Sales Taxes Payable                                                          15,687                             -
Accrued Expenses                                                                         20,000                             -
Accrued Interest                                                                        (38,020)                            -
Accrued Wages and Payroll Taxes Payable                                                  37,016                             -
Customer Deposits                                                                        55,000                        30,000
Advances Payable                                                                              -                        25,000
Advances Payable-Related Parties                                                              -                       140,000
Debentures Payable                                                                            -                             -
Unamortized Discount on Debentures                                                            -                             -
Notes Payable                                                                           340,000                       500,000
Notes payable -- Related Parties                                                         11,160                       101,313
                                                                      --------------------------    --------------------------
Total Current Liabilities                                                               774,797                     2,010,933
                                                                      --------------------------    --------------------------
LONG TERM LIABILITIES                                                                         -                             -
                                                                      --------------------------    --------------------------
Total Liabilities                                                                       774,797                     2,010,933
                                                                      --------------------------    --------------------------

STOCKHOLDERS' EQUITY

Common Stock ($.02 par value; 50,000,000 shares
authorized, 11,564,121 & 177,650 shares issued & outstanding)                           231,282                         3,553
Additional Paid-In Capital                                                           28,681,414                    13,650,157
Accumulated Deficit                                                                 (20,725,202)                   (7,885,749)
                                                                      --------------------------    --------------------------
Total Stockholders' Equity                                                            8,187,494                     5,767,961
                                                                      --------------------------    --------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $8,962,291                    $7,778,894
                                                                      ==========================    ==========================

                        POWER EXPLORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                            3 Months Ending     3 Months Ending     6 Months Ending        6 Months Ending
                                             March 31, 2000      March 31, 1999      March 31, 2000        March 31, 1999
                                               Unaudited           Unaudited           Unaudited              Unaudited
                                           ----------------    ----------------     ------------------     -----------------
REVENUE
Oil and Gas Sales                                  $47,110              $1,785                $62,254                $4,270
Rig Sales                                                -             189,398                  5,041               197,033
Drilling Revenue                                    18,050                   -                 24,377                     -
                                           ----------------    ----------------     ------------------     -----------------
Total Revenue                                       65,160             191,183                 91,672               201,303
                                           ----------------    ----------------     ------------------     -----------------

COST OF REVENUE
Lease Operating                                     68,162              28,055                137,173                72,933
Production Taxes                                     2,177                   -                  2,877                    32
Depreciation, Depletion & Amortization              12,842                 279                 25,684                   558
Exploration                                              -                   -                      -                     -
Cost of Rig Sales & Drilling Revenue                (1,637)            142,080                 (1,637)              143,590
                                           ----------------    ----------------     ------------------     -----------------
Total Cost of Revenue                               81,544             170,414                164,097               217,113
                                           ----------------    ----------------     ------------------     -----------------

GROSS PROFIT                                       (16,384)             20,769                (72,425)             (15,810)
                                           ----------------    ----------------     ------------------     -----------------

EXPENSES

General and Administrative                       9,099,386           2,018,547              9,579,479             2,422,757
Interest Expense                                     9,512               8,648                 19,726                25,763
Asset Impairment Expense                         3,168,000                   -              3,168,000                     -
                                           ----------------    ----------------     ------------------     -----------------
Total Expenses                                  12,276,898           2,027,195             12,767,205             2,448,520
                                           ----------------    ----------------     ------------------     -----------------

PROFIT (LOSS) BEFORE OTHER INCOME
AND PROVISION FOR INCOME TAXES                 (12,293,282)         (2,006,426)           (12,839,630)           (2,464,330)

RECOVERY OF BAD DEBT                                   178                   -                    178                     -
OTHER INCOME/(LOSS)                                      -                   -                      -                     -
                                           ----------------    ----------------     ------------------     -----------------

PROFIT (LOSS) BEFORE PROVISION
FOR INCOME TAXES                               (12,293,104)         (2,006,426)           (12,839,453)           (2,464,330)

PROVISION FOR INCOME TAXES                               -                   -                      -                     -
                                           ----------------    ----------------     ------------------     -----------------

NET PROFIT (LOSS)                              $(12,293,104)        $(2,006,426)          $(12,839,453)          $(2,464,330)
                                           ================    ================     ==================     =================

PROFIT (LOSS) PER SHARE                             $(1.06)           $(166.65)                $(1.81)             $(204.68)
                                           ================    ================     ==================     =================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                               11,564,121              12,040              7,091,699                12,040
                                           ================    ================     ==================     =================

                       POWER EXPLORATION & SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH
                                     FLOWS

                                                                  6 Months Ending              6 Months Ending
                                                                   March 31, 2000               March 31, 1999
                                                                     Unaudited                    Unaudited
                                                                  ----------------             ----------------
Profit (Loss) After Taxes                                            $(12,839,453)                 $(2,464,330)
Depreciation and Amortization                                              25,684                       22,865
Non-Cash Compensation                                                   9,168,157                            0
Impairment Expense                                                      3,184,045                            0
Accounts Receivable                  Decrease (Increase)                   69,728                      (76,592)

Inventory                            Decrease (Increase)                  (75,175)                      88,516

Other Current Assets                 Decrease (Increase)                   (4,991)                           0

Prepaid & Deferred Exp               Decrease (Increase)                      230                      (24,726)

Accounts Payable                     Increase (Decrease)                  661,162                      117,706

Other Current Liabilities            Increase (Decrease)                        0                     (110,000)
                                                              --------------------          -------------------
Cash Flow from Operating                                                  189,387                   (2,446,561)
Activities                                                    --------------------          -------------------

Fixed Assets                         Decrease (Increase)                        0                      (27,553)

Net Oil & Gas Prop                   Decrease (Increase)                        0                      197,761

Other Investments                    Decrease (Increase)                        0                       (5,707)
                                                              --------------------          -------------------
Cash Flow from Investing                                                        0                      164,501
Activities                                                    --------------------          -------------------

Notes Payable                        Increase (Decrease)                 (110,782)                     556,313

New Borrowings                       Increase (Decrease)                        0                      368,500

Repayments                           Decrease (Increase)                        0                     (105,500)

Short Term Debt                      Increase (Decrease)                 (160,000)                    (450,000)

Long Term Debt                       Increase (Decrease)                        0                            0

Common Stock                         Increase (Decrease)                      900                       53,001

Additional Paid In Capital           Increase (Decrease)                   89,100                    1,728,435
                                                              --------------------          -------------------
Cash Flow from Financing                                                 (180,782)                    2,150,749
Activities                                                    --------------------          -------------------

NET INCREASE (DECREASE) IN CASH                                             8,605                     (131,311)

BEGINNING CASH                                                              1,083                      149,382
                                                              --------------------          -------------------
ENDING CASH                                                                 9,688                       18,071
                                                              ====================          ===================

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NOTES TO March 31, 2000 FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The interim consolidated financial statements at March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited, but include all adjustments which the management considers necessary for a fair presentation. . The December 31, 1999 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited consolidated financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999. The accompanying unaudited interi consolidated financial statements for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results which can be expected for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principle requires management to make estimates and assumptions that affect the reported amounts of assets an liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000




NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000



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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
               POWER EXNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All share and per share data have been adjusted to retroactively reflect the 1 for 100 reverse stock split effected on October 19, 1999.

NOTE 2 - INVENTORY

Inventory at 9-30-99 & 03-31-00 consists of th following:

                                        9-30-99                  03-31-00
                                        -------                  --------
                Raw Material          $ 220,069                 $  283,639
                Work in Process         103,417                    115,022
                                      ---------                  ---------
                                      $ 323,486                  $ 398,661

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at 9-30-99 & 03-31-00 consist of the following:

                                         9-30-99                 03-31-00
                                         -------                  --------
      Shop Equipment                    $ 30,852                 $ 49,002
      Furniture and Office Equipment      24,068                   24,067
      Machinery                          269,167                  156,773
                                       ---------               ------------
                                        324,087                   229,842
                                       ---------               ------------
Less Accumulated Depreciation            93,581                   118,707
                                       ---------               ------------
      Property and Equipment - Net    $ 230,506                 $ 111,135
                                      ==========               ============
      Depreciation Expense Recorded in
       the Statement of Operations    $  47,544                 $ 25,684
                                      ==========               ============

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
               POWER EXNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000





NOTE 4 - NOTES PAYABLE

    Notes payable at March 31, 2000 consist of the following: 09-30-99 03-31-00

            a) Note Payable - Trident III, LLC      $  250,000              -
            b) Note Payable - BEI, Inc.                250,000          250,000
            c) Note Payable - Related Party            101,313              -
            d) Note Payable - Landmark Bank             90,000
                                                        ------
                                                     $ 601,313      $   340,000
                                                     ==========      ===========

a) The Company was indebted to Trident III, L.L.C. under terms of a promissory note dated October 21, 1998 in the amount of $250,000. Terms of the note provide for interest at a rate of 10% per annum, with an original maturity date of April 20, 1999. The Company issued 1,000 shares of its common stock to Trident III, L.L.C. in connection with this loan. The loan has been extended at various times with a current maturity date of October 30, 1999. The Company issued a total of 2,600 shares of its common stock in consideration of these extensions. When the note was extended to September 30, 1999, the Company agreed that if the note was not paid on or before September 30, 1999, then it would issue 50,000 shares per day for each day that the note is outstanding subsequent to September 30, 1999. Concurrent with the extension to October 30, 1999 the provision was added that if payment of outstanding principal and interest were made by that date, the lender would not seek to receive the 50,000 shares per day due under the previous extension. The lender has waived this provision of the contract. A settlement has been reached with the lender that consists of the company issuing 279,861 common stock shares to Trident III, L.L.C. in exchange for a full release from the debt and indemnity against any and all current and future claims. The issuance of the Company's common stock shares on February 9, 2000, eliminated the debt and satisfied the agreement in full.

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

c) The Company was indebted to the M.O. Rife III, Trust A under terms of a promissory note date March 31, 1999 in the amount of $101,313. This note was eliminated according to the terms of the December 7, 1999 Acquisition Agreement of certain assets of Rife Oil Properties, Inc. and the extinguishment of this debt.

d) The Company is indebted to Landmark Bank under terms of a promissory note dated October 13. 1999. Terms of the note provide for interest at a rate of 10% per annum with a maturity date of June 15, 2000. The note is collateralized by 100% of the assets of Oil Retrieval Systems, Inc. The funds were used as working capital for Oil Retrieval Systems, Inc.

NOTE 5 - RELATED PARTY TRANSACTIONS
                During the quarter ending March 31, 2000:

a) The Company occupies space in facilities leased by M.O. Rife III. The Company pays rent to the stockholder in the amount of $2,000 per month. The space is rented on a monthly basis.

b) The Company was indebted to officers for wages accrued in year 1999 in the amount of $254,820, which incurred payroll tax accrual of $19,869. A settlement has been reached with the officers consisting of the Company issuing 90,000 shares common stock to extinguish debt, which would eliminate accrued payroll taxes. These shares were issued on February 29, 2000.

c) On January 23rd, 2000, the Board of Directors o the Company voted to issue 100,000 shares of its common stock to each of the directors as compensation for services rendered. On February 9th, 2000 the Company issued 25,000 shares of its restricted common stock to the six members of the Board of Directors; James McGowan, Charles Barnhill, Reginald Davis, Richard Surber, M.O. Rife III and Joe B. Bennett. The remaining shares owed will be issued on a pro-rata basis during the remainder of the year. This issuance resulted in a G&A charge to the Company in the amount of $867,000 for the period ending March 31, 2000. f


NOTE 6 - ADVISORY & CONSULTING AGREEMENTS

For the period ending 12-31-99, the Company entered into various cancelable advisory agreements with third parties. Compensation for services provided under these agreements will be paid in either Common Shares or Common Share Purchase options of the Company. During the six months ended March 31, 2000, the Company issued 610,000 shares of common stock under these advisory agreements, valued at $3,156,850.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     a) The Company has entered into various non- cancelable operating lease agreements for office and warehouse space and equipment.

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

f$ b) The Company has pledged 100% of the shares of Oil Seeps, Inc., a wholly owned subsidiary, as collateral for a $250,000 promissory note due on June 30, 2000.

c) A former employee had filed a claim against ORS. The employee had demanded $75,000 in exchange for a full and final release. The claim had been settled as previously disclosed, however the terms of the settlement have changed from a cash payment to payment of the Company's restricted stock. The amount of shares to be granted under the terms of this settlement are 15,000 shares, which have not been issued as of the date of this filing.

d) A suit has been filed against the Company alleging breach of contract and seeking damages of approximately $120,000. This relates to an alleged agreement to repurchase equipment previously sold by the Company. A settlement has been reached in this matter which calls for the issuance of 125,000 shares of the Company's restricted common stock. These shares have not been issued as of the date of this filing.

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES

During the six-months ended March 31, 2000:

a) The Company issued 90,000 shares in the quarter ended December 31, 1999, under an advisory agreements dated December 14, 1999 (the "Agreements"). The Agreements are between the Company and Allen Z. Wolfson and Ronald Welborn. The 90,000 shares of the Issuer's common stock were issued to Allen Z. Wolfson, under the Agreements. Under the Agreements, the recipients are entitled to receive a total of 750,000 each for consulting services provided to the Issuer. This transaction is valued at $236,250 and charged to G & A for the quarter ending 12-31-99.

b) The Company issued 420,000 shares under the agreements in the second quarter ended March 31, 2000. The shares were issued to Allen Z. Wolfson (20,000 shares) and Ronald Welborn (400,000 shares), under the Agreements, for consulting services provided to the Issuer. This transaction is valued at $2.385 million and charged to G & A for the quarter ending 03-31-00.

c) The Company issued 300,000 shares of its common stock in order to secure a loan by Global Universal, Inc. in the amount of $25,000. The loan was subsequently forgiven and the shares were returned to the Company's treasury during the second quarter of its fiscal year.

d) The Company cancelled 1,000,000 shares (10,000 post-split shares) issued to Mark S. Zouvas on October 21, 1999. These shares had been issued to satisfy accrued salaries incurred by the Company for his services.


e) On January 23rd, 2000, the Board of Directors o the Company voted to issue 100,000 shares of its common stock to each of the directors as compensation for services rendered. On February 9th, 2000 the Company issued 25,000 shares of its restricted common stock to the six members of the Board of Directors; James McGowan, Charles Barnhill, Reginald Davis, Richard Surber, M.O. Rife III and Joe B. Bennett. The remaining shares owed will be issued on a pro-rata basis during the remainder of the year. This issuance resulted in a G&A charge to the Company in the amount of $867,000 for the period ending March 31, 2000.

f) On January 23rd, 2000, the Board of Directors o the Company voted to issue 600,000 shares of its common stock to Genesis Capital Corporation for the acquisition of 100% of the issued and outstanding shares of the Lincoln Health Fund, Inc. a Delaware Corporation, a wholly owned subsidiary of Genesis Capital Corporation. The major asset of Lincoln Health Fund, Inc. is 10.687 acres of vacant land in Ft Worth, Texas. On February 9th, 2000 the Company issued 600,000 shares of its restricted common stock for said shares and recorded the asset on its balance sheet at the price of its common stock multiplied by the number of shares issued. A discount of 30% was applied to the transaction to reflect the restriction of the securities issued. This resulted in an addition to Net Assets of the Company of $3.456 million. The Company is currently negotiating a contract for the sale of the real estate to a qualified buyer in the amount of $300,000. In accordance with generally accepted accounting principals, the Company has recorded an asset impairment expense in the amount of $3.156 million for the period ending March 31, 2000, while concurrently establishing a contra-asset account to appropriately reflect the value of the asset recorded.

g) On January 23rd, 2000, the Board of Directors o the Company voted to issue 20,000 shares of its common stock to Fauniel D. Rowland and 50,000 shares of its common stock to Simon, Warner & Doby as compensation for legal services rendered. On February 9th, 2000 the Company issued 70,000 shares of its restricted common stock as described above. This issuance resulted in a G&A charge to the Company in the amount of $404,600 for the period ending March 31, 2000.

h) The Company was indebted to officers for wages accrued in year 1999 in the amount of $254,820, which incurred payroll tax accrual of $19,869. A settlement has been reached with the officers consisting of the Company issuing 90,000 shares common stock to extinguish this debt, thereby eliminating accrued payroll taxes. The issuance of the Company's common stock shares occurred on February 29,2000. This settlement was ratified at a meeting of the Company's Board of Director's on January 23, 2000.

i) A settlement has been reached with Trident III, L.L.C. that consists of the company issuing 279,188 common stock shares to Trident III, L.L.C. in exchange for a full release from the debt and indemnity against any and all current and future claims. The issuance of the Company's common stock shares for this matter will occur in the 2nd of this fiscal year. This settlement was ratified at a meeting of the Company's Board of Director's on January 23, 2000. This issuance resulted in a G&A charge to the Company in the amount of $2,890,000 for the period ending March 31, 2000. This amount was based on seventy percent (70%) of the value of the stock issued on that day less the amount of the liability on the Company's books

j) On January 23rd, 2000, the Board of Directors o the Company voted to issue 500,000 shares of its common stock to Benchmark Equity Group as compensation for current and future consulting services rendered. On February 9th, 2000 the Company issued 500,000 shares of its restricted common stock as described above. This issuance resulted in a G&A charge to the Company in the amount of $2,890,000 for the period ending March 31, 2000.

k) The Company issued 9,000,000 shares to Rife Oil Properties for certain oil leases and the relinquishment of certain debt owed by the issuer to Rife Oil Properties, Inc.

l) The Company was indebted to Steve Wooten, Sr. for consulting services rendered in the amount of $85,000. An agreement has been reached with Mr. Wooten consisting of the Company issuing 10,000 shares of common stock. The issuance of the Company's common stock shares occurred on February 29,2000. This transaction is valued at $85,000 and charged to G & A for the quarter ending 03-31-00.

m) The Company issued shares of its common stock t Henry Simon for current and future legal services. An agreement has been reached with Mr. Simon to provide legal and advisory services, which resulted in the Company issuing 30,000 shares of common stock. The issuance of the Company's common stock shares occurred on February 29,2000. This transaction is valued at $172,500 and charged to G & A for the quarter ending 03-31-00.

n) The Company issued 45,000 shares of its common stock to Hudson Consulting Group, Inc. for cash at $2.00 per share. This may be considered a related party transaction because Richard D. Surber, a director of the Company, is the president of and a director of Hudson Consulting Group, Inc.

NOTE 9 -        SUBSEQUENT EVENTS

Subsequent to March 31, 2000, the Company

a) The Company is seeking to resolve debt payable burdens with the issuance of shares in its common stock. Under this scenario, the Company is seeking to negotiate a settlement with Business Exchange, Inc. for its debt of $250,000. The Company is also seeking to eliminate the claim made by a former employee of Oil Retrieval Systems, Inc.

b) The Company entered into two advisory agreement covering financial and investment services to be provided to the Company on a best efforts basis. The agreements provide for the Company to issue an aggregate of 1,500,000 shares of post reverse split common stock plus options to purchase an aggregate of 1,500,000 shares of post reverse split common stock at an exercise price of $0.66667 per share for a period of one year, the term of the agreements. As of the end of the fiscal quarter ending 03-31-00, the Company has issued 610,000 shares of its common stock under the aforementioned agreements.

c) The Company entered into an agreement to acquire 100% Pepin Oil Company, an Oklahoma oil and gas exploration company in exchange for 2.5 million shares of its restricted common stock. Pepin has a working interest in a 500 well developmental drilling program located in Oklahoma. This transaction has not been consummated as of the date of this filing, however management of the Company believes it will close during the third quarter of its fiscal year.

NOTE 10 -  GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2000, the Company has a working capital deficit of $343,043 and an accumulated deficit of $20,725,202. Based on the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operations

NOTE 11 -

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

General

During the second quarter of 2000,Power Exploration, Inc. and its subsidiaries (hereinafter "Power" unless the context indicates otherwise) continued to pursue capital financing alternatives and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of Power should be read in conjunction with the consolidated financial statements of Power and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

Gross revenues for the three and six months ended March 31, 2000, were $65,160 and $91,672 compared to $191,183 and $201,303 for the same periods in 1999, a 66% and 54% decrease in revenues for the respective periods in 1999. The gross revenues for three months ended March 31, 2000, were lower than the comparable quarter in 1999 due to a significant decrease in equipment sales.

Costs and Expenses

Costs of revenues for the three and six months ended March 31, 2000, were $81,544 and $164,097 compared to $170,414 and $217,113 for the same periods in 1999. The decrease in the costs of revenues is primarily due to decreases in lease operating expenses.

Interest and general, and administrative and asset reduction expenses were $9,108,898 and $12,767,205 for the three and six months ended March 31, 2000 compared to $2,027,195, and $2,448,520 for the same period in 1999. The primary reason for the increases was a significant increase in consulting fees paid by the Company through the issuance of its common stock, which were valued and recorded at prevailing market share prices. During the six months ended March 31, 1999 the company issued 100,000 shares of common stock valued at $538,000 for consulting fees. During the six months ended March 31, 2000, the Company issued 510,000 shares of common stock valued at $2,621,250 for consulting fees.

Gross Loss

Gross losses for the three and six months ended March 31, 2000, were $16,384 and $72,425 compared to a gross profit of $20,769 and a gross loss of $15,810 for the same periods in 1999. Gross profit/loss as a percentage of revenues was -25% and -36% for the three and six months ended March 31, 2000, compared to 10% and -8% for the same periods in 1999.

Net losses for the three and six months ended March 31, 2000, were $9,125,282 and $12,839,453 compared to net losses of $2,006,426 and $2,464,330 for the same periods in 1999. Net loss as a percentage of revenues was 140% and 140% for the three and six months ended March 31, 2000, compared to net losses as a percentage of revenues of 12.2% and 10.5% for the same periods in 1999.

Liquidity and Capital Resources

At March 31, 2000, the Company had current assets of $431,755 and total assets of $8,962,291 as compared to $417,932 and $7,778,894, respectively at September 30, 1999. The Company's working capital deficit of $343,022 at March 31, 2000 compared to a working capital deficit of $1,593,061 at September 30, 1999 shows an improvement of $1,250,039 for the year to date from the figure for the year ended September 30, 1999.

Net stockholders' equity in the Company was $8,187,494 as of March 31, 2000, compared to $5,767,961 at year-end on September 30, 1999. This significant increase is due to the increase in consulting fees paid by the Company through the issuance of its common stock, which were valued and recorded at prevailing market share prices.

Year 2000 Compliance

As of May 10, 2000, Power has experienced no significant year 2000 problems.

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

PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings

During the second quarter ending March 31, 2000, no material developments occurred regarding Power's legal proceedings. For more information please see Power's Form 10KSB for the year ended September 30, 1999 which is incorporated herein by reference.

ITEM 2. Changes in Securities and Use of Proceeds

Recent sales of Unregistered Securities

The following is a list of all securities sold by Power within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

On February 9, 2000, the Company issued a total of 220,000 shares of $0.02 par value common stock at $5.78 per share to the following named persons and entities for services rendered as directors and legal consultants of the Company.

Name                              Number of Shares                 Price
Joe Bill Bennett                  25,000                           $144,500
Charles Barnhill                  25,000                           $144,500
James McGowan                     25,000                           $144,500
Reginald Davis                    25,000                           $144,500
Richard D. Surber                 25,000                           $144,500
M. O. Rife III                    25,000                           $144,500
Fauniel D. Rowland                20,000                           115,600
Simon, Warner & Doby              50,000                           $289,000


These shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the  Securities Act of 1933.The  shares were issued  pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only eight offerrees who were issued stock for services as Officers, Directors and Employees of the Company; (3) the offerees did not resell the stock but have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On February 9, 2000, the Company issued 600,000 shares of $0.02 par value common stock at $5.78 per share to Genesis Capital Corporation in exchange for 100% of the issued and outstanding shares of the Lincoln Health Fund, Inc. a Delaware Corporation, a wholly owned subsidiary of Genesis Capital Corporation, for 600,000 shares of Power's common stock. The major asset of Lincoln is 10.687 acres of vacant land in Ft Worth, Texas. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The shares were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock in exchange for a 100% interest in Lincoln, (3) the offeree did not resell the stock but has continued to hold it since it was acquired, a period of three months; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and
(6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On February 9, 2000, the Company issued 500,000 shares of $0.02 par value common stock to Benchmark Equity Group, Inc. and 279,881 shares of $0.02 par value common stock to Trident III, LLC pursuant to Settlement Agreements entered into by the Company on December 20, 1999 (See Form 10-QSB filed February 22, 2000). These shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities  Act of 1933. The shares were issued  pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only two offerees who were issued stock in exchange for debt; (3) the offerees did not resell the stock but have continued to hold it since it was acquired, a period of three months; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On March 16, 2000, the Company issued 45,000 shares of $0.02 par value common stock for $2.00 per share in cash to Hudson Consulting Group, Inc. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The shares were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock in exchange for cash; (3) the offeree did not resell the stock but has continued to hold it since it was acquired, a period of three months; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and
(6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 5.           Other Information

On May 2, 2000, the Board of Directors of Power approved signing of a contract dated March 20, 2000, which contract provides for the acquisition, by Power, of 100% of the issued and outstanding shares of Pepin Oil Company, Inc., an Oklahoma corporation, from J. Paul Pepin, Art Pepin, Jill Pepin, Pam Bass and Tom Pepin( the "Sellers"), in exchange for 2,500,000 shares of restricted common shares of Power. The closing of the contract has not yet occurred and is subject to the delivery of certain due diligence materials to Power by the Sellers. It is expected that the closing on the contract will occur during the third fiscal quarter.

ITEM 6.           Exhibits and Reports on Form 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page _ of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.  None.
         -------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              Power Exploration, Inc.
                                                            (Registrant)

Date      May 22, 2000                  /s/ Joe B. Bennett
                                       ---------------------------------------
                                       Joe B. Bennett, Chief Executive Officer



Date      May 22, 2000                  /s/ Mark Zouvax
                                       ---------------------------------------
                                       Mark Zouvas, Chief Financial Officer

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

2.3    *            Articles of Merger Between Power Exploration,  Inc. (Nevada)
                    and Power Exploration, Inc. (Colorado). August 1, 1998

3.1    *            Articles of  Incorporation  of Imperial Energy dated October
                    31, 1979.

3.2    *            Amendment to Articles of Incorporation dated June 26, 1984

3.3    *            Amendment to Articles of  Incorporation  dated September 25,
                    1996

3.4    *            Amendment to Articles of Incorporation  dated June 15, 1997,
                    Changing Name to Oil Retrieval Systems, Inc.

3.5    *            By Laws of the Corporation

3.6    *            Articles  of  Incorporation  of  Power   Exploration,   Inc.
                    (Nevada) dated May 14, 1998

3.7    *            By Laws of Power  Exploration,  Inc.  (Nevada) Dated June 1,
                    1998


27      --          Financial Data Schedule

* Previously filed and incorporated herein by reference from the Form 10-KSB filed January 14, 2000 by Power.