Form 10QSB
period 2000-06-30
POWER EXPLORATION INC
filed 2000-08-15
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------to--------------


         Commission file number:000-09419
                                ---------


                             POWER EXPLORATION, INC.

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


                                 (817) 377-4464
                           (Issuer's telephone number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX                    No
                                        --


         The number of outstanding shares of the issuer's common stock, $0.02 par value (the only class of voting stock), as of June 30, 2000 was 21,095,533

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4


                                     PART II

ITEM 1. LEGAL PROCEEDINGS                                                      5

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES................................5

ITEM 5.  OTHER INFORMATION.....................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................7


SIGNATURES.....................................................................8

INDEX TO EXHIBITS..............................................................9











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

PART I- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Power Exploration, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-14 and are incorporated herein by this reference.

                                        3



                        POWER EXPLORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                               June 30, 2000          Sept 30,1999
                                                                Unaudited               Audited
                                                          ---------------------   ----------------------
                        ASSETS
CURRENT ASSETS
Cash                                                         $        4,155      $           1,083
Accounts Receivable                                                   8,586                  8,563
Accounts Receivable - Related Party                                  10,576                 84,570
Inventory                                                           400,968                323,486
Prepaid Expenses                                                        680                    230
                                                            --------------------   -----------------
Total Current Assets                                                424,965                417,932
                                                            -----------------      -----------------

OIL & GAS PROPERTIES, FULL COST METHOD
Properties being amortized                                        8,134,423              7,134,910
Properties not subject to amortization                                    -                      -
                                                            -----------------      -----------------

Less:  Accumulated depreciation, depletion & amortization           (11,328)               (10,491)
                                                            -------------------    -----------------
Net Oil and Gas Properties                                        8,123,095              7,124,419
                                                            ------------------     ----------------

PROPERTY AND EQUIPMENT
Property and Equipment                                              229,842                370,124
Accumulated Depreciation                                           (131,270)              (139,618)
                                                            ------------------     -----------------
Total Property and Equipment                                         98,572                230,506
                                                            -------------------    -----------------

OTHER ASSETS                                                          7,155                  6,037
INVESTMENT IN LAND                                                  300,000                      -
                                                            ------------------      ---------------

TOTAL ASSETS                                                 $    8,953,787         $    7,778,894
                                                            ================        ==============
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable-Trade                                       $      353,677        $       825,466
Accounts Payable-Related Parties                                     66,483                389,154
Payroll and Sales Taxes Payable                                      24,926                      -
Accrued Expenses                                                          -                      -
Accrued Interest                                                     38,052                      -
Accrued Wages and Payroll Taxes Payable                              26,880                      -
Customer Deposits                                                    55,000                 30,000
Advances Payable                                                          -                 25,000
Advances Payable-Related Parties                                          -                140,000
Notes Payable                                                       325,000                500,000
Notes payable -- Related Parties                                     41,160                101,313
                                                            ------------------     ----------------
Total Current Liabilities                                           931,178              2,010,933
                                                            -----------------      ----------------
LONG TERM LIABILITIES                                                     -                     -
                                                            ------------------     ----------------
Total Liabilities                                                   931,178              2,010,933
                                                            -----------------      ----------------

STOCKHOLDERS' EQUITY
Common Stock ($.02 par value; 50,000,000 shares
authorized, 21,095,533 shares issued & outstanding)                 421,910                  3,553
Additional Paid-In Capital                                       32,520,824             13,650,157
Accumulated Deficit                                             (24,920,126)            (7,885,749)
                                                            ----------------       -----------------
Total Stockholders' Equity                                        8,022,608              5,767,961
                                                            -----------------      ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    8,953,787         $    7,778,894
                                                            ===============        ===============



                        POWER EXPLORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                         9 Months Ending                9 Months Ending
                                                          June 30, 2000                   June 30, 1999
                                                            Unaudited                       Unaudited
                                                      -------------------           ---------------------
REVENUE

Oil and Gas Sales                                       $      112,575            $           13,422
Rig Sales                                                        5,041                       264,797
Drilling Revenue                                                25,806                             -
Total Revenue                                                  143,422                       278,219
                                                      ----------------           -------------------

COST OF REVENUE
Lease Operating                                                199,008                       165,182
Production Taxes                                                 5,202                            36
Depreciation, Depletion & Amortization                          38,526                           837
Cost of Rig Sales & Drilling Revenue                           (1,637)                       144,014
Total Cost of Revenue                                          241,099                       310,069
                                                      ----------------           -------------------

GROSS LOSS                                                    (97,677)                       (31,850)
                                                      ----------------           -------------------

EXPENSES

General and Administrative                                  13,683,644                     2,609,688
Interest Expense                                                95,868                        34,734
Asset Impairment Expense                                     3,168,000                             -
Total Expenses                                              16,947,512                     2,644,422
                                                      ----------------           -------------------

PROFIT (LOSS) BEFORE OTHER INCOME

AND PROVISION FOR INCOME TAXES                             (17,045,189)                   (2,676,272)

RECOVERY OF BAD DEBT                                               177                             -
OTHER INCOME/(LOSS)                                                  -                       (75,858)
                                                      ----------------           -------------------

LOSS BEFORE PROVISION

FOR INCOME TAXES                                           (17,045,012)                   (2,752,130)

PROVISION FOR INCOME TAXES                                           -                            -
                                                      ----------------           -------------------

NET PROFIT (LOSS)                                      $   (17,045,012)          $        (2,752,130)
                                                      ==================         ========================
PROFIT (LOSS) PER SHARE                                $         (1.84)          $           (159.72)
                                                      ==================         ====================
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                           9,256,784                       172,312
                                                      ================           ==================



                                          POWER EXPLORATION & SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 3 Months Ending            3 Months Ending
                                                  June 30, 2000              June 30, 1999
                                                    Unaudited                  Unaudited

                                             -----------------             -----------------------
REVENUE

Oil and Gas Sales                            $         50,321             $          1,785
Rig Sales                                                   -                      189,398
Drilling Revenue                                        1,429                            -
Total Revenue                                          51,750                      191,183
                                            -----------------            ------------------

COST OF REVENUE
Lease Operating                                        61,835                       28,055
Production Taxes                                        2,325                            -
Depreciation, Depletion & Amortization                 12,842                          279
Cost of Rig Sales & Drilling Revenue                        -                      142,080
Total Cost of Revenue                                  77,002                      170,414
                                            -----------------            ------------------
GROSS PROFIT                                          (25,252)                      20,769
                                            -----------------            ------------------

EXPENSES

General and Administrative                          4,104,165                    2,018,547
Interest Expense                                       76,142                        8,648
Total Expenses                                      4,180,307                    2,027,195
                                            -----------------            ------------------


PROFIT (LOSS) BEFORE PROVISION

FOR INCOME TAXES                                   (4,205,559)                  (2,006,426)

PROVISION FOR INCOME TAXES                                  -                            -
                                            -----------------            ------------------

NET PROFIT (LOSS)                            $     (4,205,559)             $    (2,006,426)
                                             ================            ==================

PROFIT (LOSS) PER SHARE                      $           (0.35)          $         (166.65)
                                            ===================          ==================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                12,150,827                       120,404
                                            ==================           ==================


                        POWER EXPLORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                9 Months Ending            9 Months Ending
                                                                 June 30, 2000              June 30, 1999
                                                                   Unaudited                  Unaudited

Loss After Taxes                                           $        (17,045,012)         $       (287,800)
Depreciation and Amortization                                            37,689                    12,842
Non-Cash Compensation                                                13,225,713                         -
Impairment Expense                                                    3,168,000                         -
Accounts Receivable                Decrease (Increase)                   73,971                    76,983
Inventory                          Decrease (Increase)                  (77,482)                   (7,566)
Other Assets                       Decrease (Increase)                   (1,118)                        -
Prepaid & Deferred Exp             Decrease (Increase)                     (450)                   29,377
Current Liabilities                Increase (Decrease)                  802,543                         -

Cash Flow from Operating Activities                                     183,854                    12,403
                                                           --------------------          -----------------


Fixed Assets                       Decrease (Increase)                        0                         -
Net Oil & Gas Prop                 Decrease (Increase)                        0                    15,796
Other Investments                  Decrease (Increase)                        0                     1,655

Cash Flow from Investing Activities                                           0                    17,451
                                                           --------------------          -----------------


Repayments                         Decrease (Increase)                 (110,782)                        -
Short Term Debt                    Increase (Decrease)                 (160,000)                        -
Common Stock                       Increase (Decrease)                   90,000                         -

Cash Flow from Financing Activities                                    (180,782)                        -
                                                           --------------------          -----------------


NET INCREASE (DECREASE) IN CASH                                           3,072                    29,854

BEGINNING CASH                                                            1,083                    (1,411)
                                                           =======================       =================

ENDING CASH                                                               4,155                    28,443
                                                           =======================       =================


<
                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Nature of Operations The Company is engaged primarily in the fields of acquisition, development, exploration for and sale of oil and gas, and the construction and sale of oil and gas extraction equipment.

               Basis of Consolidation The consolidated financial statements include the accounts of Power Exploration, Inc. ("Power") and its 100% owned subsidiaries, Oil Retrieval Systems, Inc. ("ORS"), and Oil Seeps, Inc. ("OSI"). Accordingly, all references herein to Power or the "Company" include the consolidated results of its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

               Unaudited Interim Information The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10QSB and, therefore do not include all the information necessary for a fair presentation of financial position, results of operation and cash flows in conformity with generally accepted accounting principles.

               In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. The unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Company's September 30, 1999 annual report.

NOTE 2 - INVENTORY

               Inventory at 9-30-99 & 06-30-00 consists of th following:

                                              9-30-99              06-30-00
                                              --------              --------
               Raw Materia                    $220,069           $  285,946
               Work in Process                 103,417              115,022
                                             -----------         -----------
                                             $ 323,486           $ 400,968
                                             ==========           ==========

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at 9-30-99 & 06-30-00 consist of the following:

                                                  9-30-99             06-30-00
                                                  -------             --------
              Shop Equipment                   $   30,952              49,002
              Furniture and Office Equipment       24,068              24,067
              Machinery                           269,167             156,773
                                               ----------         ------------
                                                  324,067             229,842
             Less Accumulated Depreciation        (93,581)           (131,270)
                                               ----------         ------------
             Property and Equipment - Net      $  230,506              98,572
                                               ==========         =============

               Depreciation expense for the three months and nine months ending June 30, 2000 were $12,563 and $37,689, respectively. Depreciation expenses for the three months and nine months ending June 30, 1999 were $13,342 and $36,150, respectively.

NOTE 4 - NOTES PAYABLE

                Notes payable at June 30, 2000 consist of the following:

                                                         09-30-99      06-30-00

                a) Note Payable - Trident III, LLC     $  250,000           -
                b) Note Payable - BEI, Inc.               250,000        250,000
                c) Note Payable - Related Party           101,313             -
                d) Note Payable - Landmark Bank               -           75,000
                                                        ---------     ----------
                                                        $ 601,313    $   325,000
                                                       ==========     ==========

          a) The Company was indebted to Trident III, L.L.C. under terms of a promissory note dated October 21, 1998 in the amount of $250,000. Terms of the note provide for interest at a rate of 10% per annum, with an original maturity date of April 20, 1999. The Company issued 1,000 shares of its common stock to Trident III, L.L.C. in connection with this loan. The loan has been extended at various times with a current maturity date of October 30, 1999. The Company issued a total of 2,600 shares of its common stock in consideration of these extensions. When the note was extended to September 30, 1999, the Company agreed that if the note was not paid on or before September 30, 1999, then it would issue 50,000 shares per day for each day that the note is outstanding subsequent to September 30, 1999. Concurrent with the extension to October 30, 1999 the provision was added that if payment of outstanding principal and interest were made by that date, the lender would not seek to receive the 50,000 shares per day due under the previous extension. The lender has waived this provision of the contract. A settlement has been reached with the lender that consists of the

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 4 - NOTES PAYABLE (continued)

               company issuing 279,861 common stock shares to Trident III, L.L.C. in exchange for a full release from the debt and indemnity against any and all current and future claims. The issuance of the Company's common stock shares on February 9, 2000, eliminated the debt and satisfied the agreement in full.

          b) The Company is indebted to Business Exchange Investment, Inc. under terms of a promissory note dated September 15, 1998. Terms of the note provide for interest at a rate of 10% per annum with a maturity date of September 30, 2000. The note is collateralized by 100% of the shares of OSI. The Company hopes to satisfy this debt by issuing shares of its common stock. No agreement has been reached at this date, however, the Company is active in its attempt to resolve this debt.

          c) The Company was indebted to the M.O. Rife III, Trust A under terms of a promissory note date March 31, 1999 in the amount of $101,313. This note was eliminated according to the terms of the December 7, 1999 Acquisition Agreement of certain assets of Rife Oil Properties, Inc. and the extinguishment of this debt.

          d) As of June 30, 2000, the Company was indebted t Landmark Bank under terms of a promissory note dated October 13,1999. Terms of the note provided for interest at a rate of 10% per annum with a maturity date of September 15, 2000. The note was collateralized by 100% of the assets of Oil Retrieval Systems, Inc. The funds were used as working capital for Oil Retrieval Systems, Inc. On July 26, 2000, this note was paid in full plus interest.

NOTE 5 - RELATED PARTY TRANSACTIONS

                During the nine-months ending June 30, 2000:

          a) The Company occupies space in facilities leased by M.O. Rife III. The Company pays rent to the stockholder in the amount of $2,000 per month. The space is rented on a monthly basis.

          b) The Company was indebted to officers for wages accrued in year 2000 in the amount of $254,820, which incurred payroll tax accrual of $19,869. A settlement has been reached with the officers consisting of the Company issuing 90,000 shares total (30,000 shares each to the three officers) of common stock to extinguish debt, which would reduce the corresponding liability. These shares were issued on February 29, 2000. On June 7, 2000, the Company issued an additional 90,000 shares of common stock to the officers of the Company (30,000 shares each) in lieu of compensation owed for wages

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

NOTE 5 - RELATED PARTY TRANSACTIONS    (continued)

               accrued during the current year and resulted in a reduction to the Accrued Wages Liability of $82,800. The Company has a remaining liability for wages due officers of $18,864.

          c) On January 23rd, 2000, the Board of Directors o the Company voted to issue 100,000 shares of its common stock to each of the directors as compensation for services rendered and issued every quarter during the year. On February 9th, 2000 the Company issued 25,000 shares of its restricted common stock to the six members of the Board of Directors. The remaining shares owed will be issued on a pro-rata basis during the remainder of the year. This issuance resulted in a G&A charge to the Company in the amount of $867,000 for the three month period ending March 31, 2000. On June 1st, 2000, the Company issued 25,000 shares of its restricted common stock to the six members of the Board of Directors. This issuance resulted in a G&A charge to the Company in the amount of $528,876 for the three month period ending June 30, 2000.



NOTE 6 - ADVISORY & CONSULTING AGREEMENTS

               For the period ending 12-31-99, the Company entered into various cancelable advisory agreements with third parties. Compensation for services provided under these agreements will be paid in either Common Shares or Common Share Purchase options of the Company. During the nine months ended June 30, 2000, the Company issued 1,500,000 shares of common stock under these advisory agreements, to Ronald Welborn and Alan Wolfson, valued at $6,403,100.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

          a) The Company has entered into various non- cancelable operating lease agreements for office and warehouse space and equipment.

               1) Warehouse facilities located in Fort Worth, Texas. The lease term expires on September 30, 2001.

               2)   Various office equipment leases expiring through March 2004.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

NOTE 7 -   COMMITMENTS AND CONTINGENCIES (continued)

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

                Rent expense included in the financial statements for the three and nine months ending June 30, 2000, totaled $18,742 and $59,672. Rent expense included in the financial statements for the three and nine months ending June 30, 1999, totaled $14,674 and $51,465.

               b) The Company has pledged 100% of the shares of Oil Seeps, Inc., a wholly owned subsidiary, as collateral for a $250,000 promissory note due on September 30, 2000.

               c) A former employee had filed a claim against ORS. The employee had demanded $75,000 in exchange for a full and final release. The claim had been settled as previously disclosed, however the terms of the settlement have changed from cash payment to payment of the Company's restricted stock. The amounts of shares issued under the terms of this settlement are 13,660, which occurred on June 20, 2000 and valued at $22,112. The Company had previously accrued $20,000 for this contingent liability, therefore, an additional $2,112 was charged against G&A for the three months ending June 30, 2000.

               d) A suit has been filed against the Company alleging breach of contract and seeking damages of approximately $120,000. This relates to an alleged agreement to repurchase equipment previously sold by the Company. A settlement has been reached in this matter requiring the issuance of 125,000 shares of the Company's restricted common stock. These shares were issued on July 26, 2000.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES

               During the nine-months ended June 30, 2000:

          a) The Company issued 90,000 shares under a advisory agreement. The shares of the Issuer's common stock were issued to Allen Z. Wolfson, under an agreement dated December 14, 1999 whereby the recipient is entitled to receiv 750,000 for consultin services provided to the Issuer. This transaction is valued at $236,250 and charged to G & A for the quarter ending 12-31-99.

          b) The Company issued 9,000,000 shares to Rif Oil Properties for certain oil leases and the relinquishment of certain debt owed by the issuer to Rife Oil Properties, Inc.

          c) The Company issued 300,000 shares of its common stock in order to secure a loan by Global Universal, Inc. in the amount o $25,000. The loan was subsequently forgiven and the shares were returned to the Company's treasury during the second quarter of its fiscal year.

          d) The Company cancelled 1,000,000 shares (10,000 post-split shares) issued to Mark S. Zouvas on October 21, 1999. These shares had been issued to satisfy accrued salaries incurred by the Company for his services.

          e) On January 23rd, 2000, the Board of Directors o the Company voted to issue 100,000 shares of its common stock to each of the directors as compensation for services rendered. On February 9th, 2000, the Company issued 25,000 shares of its restricted common stock to the six members of the Board of Directors; James McGowan, Charles Barnhill, Reginald Davis, Richard Surber, M.O. Rife III and Joe B. Bennett. The remaining shares owed will be issued on a pro-rata basis during the remainder of the year. This issuance resulted in a G&A charge to the Company in the amount of $867,000 for the period ending March 31, 2000.

          f) On January 23rd, 2000, the Board of Directors o the Company voted to issue 600,000 shares of its common stock for the acquisition of certain real estate from Genesis Capital Corp. On February 9th, 2000, the Company issued 600,000 shares of its restricted common stock for said real estate and recorded the asset on its balance sheet at the price of its common stock multiplied by the number of shares issued. A discount of 30% was applied to the real estate asset to reflect the restriction of the securities issued. This resulted in an addition to Net Assets of the Company of $3.456 million. The Company is currently negotiating a contract for the sale of this real estate to a qualified buyer in the amount of $300,000. In accordance with generally accepted accounting principals, the Company has recorded an asset impairment expense in the amount of $3.156 million for the period ending March 31, 2000, while concurrently establishing a contra-asset account to appropriately reflect the value of the asset recorded.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

NOTE 8 -    SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES (continued)

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

          h) The Company was indebted to officers for wages accrued in year 2000 in the amount of $254,820, which incurred payroll tax accrual of $19,869. A settlement has been reached with the officers consisting of the Company issuing 90,000 shares total (30,000 shares each to the three officers) of common stock to extinguish debt, which would reduce the corresponding liability. These share were issued on February 29, 2000. On June 7, 2000, the Company issued an additional 90,000 shares of common stock to the officers of the Company (30,000 shares each) in lieu of compensation owed for wages accrued during the current year and resulted in a reduction to the Accrued Wages Liability of $82,800. The Company has a remaining liability for wages due officers of $18,864.

          i) A settlement has been reached with Trident III, L.L.C. that consists of the company issuing 279,188 common stock shares to Trident III, L.L.C. in exchange for a full release from the debt and indemnity against any and all current and future claims. The issuance of the Company's common stock shares for this matter occurred in the 2nd quarter of this fiscal year. This settlement was ratified at a meeting of the Company's Board of Director's on January 23, 2000. This issuance resulted in a G&A charge to the Company in the amount of $2,890,000 for the period ending March 31, 2000. This amount was based on seventy percent (70%) of the value of the stock issued on that day less the amount of the liability on the Company's books.

          j) On January 23rd, 2000, the Board of Directors o the Company voted to issue 500,000 shares of its common stock to Benchmark Equity Group as compensation for consulting services rendered. On February 9th, 2000 the Company issued 500,000 shares of its restricted common stock as described above. This issuance resulted in a G&A charge to the Company in the amount of $2,890,000 for the period ending March 31, 2000.

          k) The Company issued 420,000 shares under certain advisory agreements. The shares of the Issuer's common stock were issued to Allen Z. Wolfson (20,000 shares) and Ronald Welborn (400,000 shares), under agreements dated December 14, 1999 whereby the recipients are entitled to receive 750,000 each for consulting services provided to the

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 200O

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES (continued)

     Issuer. This transaction is valued at $2.385 million and charged to G & A for the quarter ending March 31, 2000.

     l) The Company was indebted to Steve Wooten, Sr. for consulting services rendered in the amount of $85,000. An agreement has been reached with Mr. Wooten consisting of the Company issuing 10,000 shares of common stock. The issuance of the Company's common stock shares occurred on February 29,2000. This transaction is valued at $85,000 and charged to G & A for the quarter ending March 31, 2000.

     m) The Company issued 30,000 shares of common stoc shares of its common stock to Henry Simon for legal services. The issuance of the Company's common stock shares occurred on February 29,2000. This transaction is valued at $172,500 and charged to G & A for the quarter ending March 31, 2000.

     n) The Company issued 100,000 shares under an advisory agreement. The shares of the Issuer's common stock were issued to Allen Z. Wolfson, under an agreement dated December 14, 1999 whereby the recipient is entitled to receive 750,000 for consulting services provided to the Issuer. This transaction is valued at $538,000 and charged to G & A for the quarter ending March 31, 2000. Total shares issued to Mr. Wolfson under this agreement, including this issuance, number 210,000 at this date.

     o) The Company issued 150,000 shares under an advisory agreement on April 26, 2000. The shares of the Issuer's common stock were issued to Allen
          Z. Wolfson, under an agreement dated December 14, 1999 whereby the recipient is entitled to receive 750,000 for consulting services provided to the Issuer. This transaction is valued at $564,375 and charged to G & A for the quarter ending June 30, 2000. Total shares issued to Mr. Wolfson under this agreement, including this issuance, number 360,000 at this date.

     p) The Company issued 350,000 shares under an advisory agreement on April 26, 2000. The shares of the Issuer's common stock were issued to Ronald Welborn, under an agreement dated December 14, 1999 whereby the recipient is entitled to receive 750,000 for consulting services provided to the Issuer. This transaction is valued at $1,316,875 and charged to G & A for the quarter ending June 30, 2000. Total shares issued to Mr. Welborn under this agreement, including this issuance, number 750,000 at this date.

     q) The Company issued shares of its common stock t Richard Surber for legal services.

                An agreement has been reached with Mr. Surber to provide legal and advisory services, which resulted in the Company issuing 30,000 shares of common stock. The issuance of the Company's common stock shares occurred on May 2, 2000. This transaction is valued at $150,000 and charged to G & A for the quarter ended June 30, 2000.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

NOTE 8 -  SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES  (continued)


     r) The Company entered into an agreement to acquir 100% of Pepin Oil Company, an Oklahoma oil and gas Exploration Company in exchange for
          3.358 million shares of its restricted common stock issued on May 2, 2000. Pepin has a working interest in a 500 well developmental drilling program located in Oklahoma. This transaction has not been consummated as of the date of this filing, and management of the Company believes it will consummate this transaction. The shares are currently held in an escrow account. The Company does not consider these shares to be validly outstanding as of the date of this filing.

     s) The Company entered into an agreement to arrang financing for its operations through the sale of restricted stock. The Company agreed to issue 5 million shares to Hardin County Investments in exchange for $4 million. The shares are in an escrow account and are being returned to the Company to be cancelled within the next 30 days. The Company does not consider these shares to be validly outstanding as of the date of this filing.

     t) The Company issued 150,000 shares and 240,000 shares under an advisory agreement on May 25th and June 5th of 2000, respectively. The shares of the Issuer's common stock were issued to Allen Z. Wolfson, under an agreement dated December 14, 1999 whereby the recipient is entitled to receive 750,000 for consulting services provided to the Issuer. These transactions are valued at $1,365,000 and charged to G & A for the quarter ending June 30, 2000. Total shares issued to Mr. Wolfson under this agreement, including this issuance, number 750,000 at this date.

     u) On January 23rd, 2000, the Board of Directors o the Company voted to issue 100,000 shares of its common stock to each of the directors as compensation for services rendered. On June 1st, 2000 the Company issued 25,000 shares of its restricted common stock to the six members of the Board of Directors; James McGowan, Charles Barnhill, Reginald Davis, Richard Surber, M.O. Rife III and Joe B. Bennett. The remaining shares owed will be issued on a pro-rata basis during the remainder of the year. This issuance resulted in a G&A charge to the Company in the amount of $528,876 for the three month period ending June 30, 2000.

     v) A former employee had filed a claim against ORS The employee had demanded $75,000 in exchange for a full and final release. The claim had been settled as previously disclosed, however the terms of the settlement have changed from cash payment to payment of the Company's restricted stock. The amounts of shares issued under the terms of this settlement are 13,660, which occurred on June 20, 2000 and valued at $22,112. The Company had previously accrued $20,000 for this contingent liability, therefore, an additional $2,112 was charged against G&A for the three months ending June 30,2000.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

NOTE 9 -            SUBSEQUENT EVENTS

     Subsequent to June 30, 2000, the Company

     a) The Company is seeking to resolve debt payable burdens with the issuance of shares in its common stock. Under this scenario, the Company is seeking to negotiate a settlement with Business Exchange, Inc. for its debt of $250,000.

     b) The Company entered into two advisory agreement covering financial and investment services to be provided to the Company on a best efforts basis. The agreements provide for the Company to issue an aggregate of 1,500,000 shares of common stock plus options to purchase an aggregate of 1,500,000 shares of post reverse split common stock at an exercise price of $0.66667 per share for a period of one year, the term of the agreements. As of the end of the fiscal quarter ending June 30, 2000, the Company has issued 1,500,000 shares of its common stock under the aforementioned agreements. On July 26, 2000, the advisory agreement between Allen Z. Wolfson and Power Exploration, Inc. dated December 8, 1999, was amended by an addendum effective February 15, 2000, canceling the option to purchase 750,000 shares of common stock.

NOTE 10 - GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2000, the Company has a working capital deficit of $457,425 and an accumulated deficit of $24,871,338. Based on the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operations.

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

General

During the third quarter of 2000, Power Exploration, Inc. and its subsidiaries (hereinafter "Power" unless the context indicates otherwise) continued to pursue capital financing alternatives and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of Power should be read in conjunction with the consolidated financial statements of Power and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

Gross revenues for the three and nine months ended June 30, 2000, were $51,750 and $143,422 compared to $191,183 and $278,219 for the same periods in 1999, a 73% and 49% decrease in revenues from the respective periods in 1999. The gross revenues for three months ended June 30, 2000, were lower than the comparable quarter in 1999 due to no equipment sales during this period and offset by an increase in oil and gas sales, reflecting the higher spot commodity prices.

Costs and Expenses

Costs of revenues for the three and nine months ended June 30, 2000, were $77,002 and $241,099 compared to $170,414 and $310,069 for the same periods in 1999. The decrease in the costs of revenues is primarily due to decreases in the cost of rig sales.

Interest and general, and administrative and asset reduction expenses were $4,180,307 and $16,947,512 for the three and nine months ended June 30, 2000 compared to $2,027,195, and $2,644,422 for the same period in 1999. The primary reason for the increases was a significant increase in consulting fees paid by the Company through the issuance of its common stock, which were valued and recorded at prevailing market share prices.

Gross Loss

Gross loss for the three and nine months ended June 30, 2000, was $25,252 (profit) and $97,677 compared to a gross profit of $20,769 and a gross loss of $31,850 for the same periods in 1999. The losses were a result of the issuance of stock for consultants that were valued at prevailing market prices

Liquidity and Capital Resources

At June 30, 2000, the Company had current assets of $424,965 and total assets of $8,953,787 as compared to $417,932 and $7,778,894, respectively at September 30, 1999. The Company's working capital deficit of $457,425 at June 30, 2000 compared to a working capital deficit of $1,593,061 at September 30, 1999 shows an improvement of $1,135,636 for the year to date from the figure for the year ended September 30, 1999.

Net stockholders' equity in the Company was $8,022,608 as of June 30, 2000, compared to $5,767,961 at year-end on September 30, 1999. This significant increase is due to the increase in consulting fees paid by the Company through the issuance of its common stock, which were valued and recorded at prevailing market share prices.

Year 2000 Compliance

As of July 10, 2000, Power has experienced no significant year 2000 problems.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the third quarter ending June 30, 2000, no material developments occurred regarding Power's legal proceedings. For more information please see Power's Form 10KSB for the year ended September 30, 1999 which is incorporated herein by reference.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

The following is a list of all securities sold by Power within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

On June 1, 2000, the Company issued 25,000 shares of common stock to Joe Bill Bennett, Reginald Davis, Charles Barnhill, Richard D. Surber, James McGowan and
M. O. Rife III at a value of $3.5258 per share for services as Officers and Directors of the Company. All of the shares were issued for services pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only six offerees who were issued stock for services as officers and directors of the Company; (3) the offerees did not resell the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On June 20, 2000, the Company issued 8,126 shares of its common stock to Roberta Stacy and 5,534 shares of its common stock to Fielding, Parker, Jones & Posey, LLP. for a full and final release of claims pursuant to a previously entered into settlement agreement. The shares were valued at a total of $22,112. The shares were issued in settlement of debt pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only two offerees who were issued stock to settle debt; (3) the offerees did not resell the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

During the quarter ended June 30, 2000 the Company issued a total of 1,010,000 shares of stock to officers, employees and consultants of the Company pursuant to the Company's 1999 Stock Benefit Plan as set out below. The shares were issued pursuant to an S-8 Registration filed with the Securities and Exchange Commission on December 15, 1999

Date                         Name                               Number of Shares
April 26, 2000               Allen Z. Wolfson                        150,000
April 28, 2000               Ronald Welborn                          350,000
May 2, 2000                  Richard D. Surber                       30,000
May 25, 2000                 Allen Z. Wolfson                        150,000
June 5, 2000                 Allen Z. Wolfson                        240,000
June 7, 2000                 M. O. Rife III                          30,000
June 7, 2000                 Joe Bill Bennett                        30,000
June 7, 2000                 Mark S. Zouvas                          30,000

ITEM 3. OTHER INFORMATION

On May 2, 2000, the Board of Directors of the Company approved the acquisition, by the Company, of 100% of the issued and outstanding shares of Pepin Oil Company, Inc., an Oklahoma corporation, in exchange for 2,500,000 shares of restricted common shares of the Company. Pepin has a working interest in a 500 well developmental drilling program in Oklahoma. The transaction has not been finalized and the shares are being held in escrow pending the closing of the transaction. ( See note 8q to financial statements.) The Company does not consider these shares to be outstanding.

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.  None.
         -------------------














                                       [THIS SPACE INTENTIONALLY LEFT BLANK]

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Power Exploration, Inc.
                                          (Registrant)

Date      August 14, 2000               /s/ Joe B. Bennett
                                        -------------------------
                                         Joe B. Bennett, Chief Executive Officer
                                        (Duly Authorized Officer)

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

3.6        *

               Articles of Incorporation of Power Exploration, Inc. (Nevada) dated May 14, 1998

3.7        *

               By Laws of Power Exploration, Inc. (Nevada) Dated June 1, 1998

23               Consent Letter of Auditor

27           __         Financial Data Schedule "CE"

* Previously filed and incorporated herein by reference from the Form 10-KSB filed January 14, 2000 by the Company.