Form 10KSB
period 2000-09-30
POWER EXPLORATION INC
filed 2001-01-16
CIK 316621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ________ to
__________.

     Commission file number: 000-09419
                             ---------

                             POWER EXPLORATION, INC.
                         -------------------------------
                 (Name of Small Business Issuer in Its Charter)


              Nevada                                      84-0811647
             --------                                    ------------
 (State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

                  5416 Birchman Avenue, Fort Worth, Texas 76107
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (817) 377-4464
           ----------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

        Title of Each Class           Name of each Exchange on Which Registered
        -------------------           ------------------------------------------
        Common Stock ($0.02                              None
             Par Value)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   X                    No
                                   -----                     ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total consolidated revenues for the year ended September 30, 2000, were $164,191.

The aggregate market value of the registrant's Common Stock, $0.02 par value (the only class of voting stock), held by non-affiliates was approximately $221,865 based on the average closing bid and asked prices for the Common Stock on January 3, 2001.

At January 3, 2001, the number of shares outstanding of the registrant's Common Stock, $0.02 par value (the only class of voting stock), was 13,977,781.

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


Item 1.       Description of Business..........................................1

Item 2.       Description of Property..........................................8

Item 3.       Legal Proceedings...............................................11

Item 4.       Submission of Matters to a Vote of Security-Holders.............11


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters........11

Item 6.       Management's Discussion and Analysis or Plan of Operation.......14

Item 7.       Financial Statements............................................22

Item 8.       Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure.............................23

                                    PART III

Item 9.       Directors and Executive Officers................................23

Item 10.      Executive Compensation..........................................24

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management..................................................25

Item 12.      Certain Relationships and Related Transactions..................26

Item 13.      Exhibits and Reports on Form 8-K................................27

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

The Company focuses its exploration efforts on its significant holdings in Texas. The Company is redeveloping existing fields in Corsicana, Texas and other areas of the region where fields have been partially depleted by conventional production methods, but where significant, proven reserves of oil and gas still remain. These fields can become commercially viable and provide long-term revenue streams utilizing the latest technology.

Recovery methods employed by the Company have yielded positive results in recent application tests. The first process involves the use of a controlled, under-balanced horizontal drilling technique in retrieving secondary production from fields whose depletion curves have flattened. This process has been used extensively in the higher-pressure environments, like the Austin-Chalk, however it has not been widely applied to shallow depth, pressure depleted reservoirs.

A supplemental process to the horizontal drilling methods described above is the use of an alkaline-surfactant aided polymer flood. Water floods have been the predominate method for retrieving oil from partially depleted fields. A polymer flood builds a wall, which coupled with the alkaline-surfactant, helps "push" oil from the reservoir into the well bore. The spacing and permeability characteristics of the Company's Corsicana field are prime candidates for this process. The presence of the horizontal well creates a larger well bore in which fluid (oil) can enter and can increase production ten fold to that of a vertical well.

The Company's swabbing rig manufacturing unit, ORS, produced a truck-mounted portable swabbing unit which eliminates the need to rig up work-over units and run tubing, rods, downhole pumps, packers and surface pump jacks, thus requiring only one person to drive and operate. The units are completely self-contained with the capacity of up to 80 barrels of oil, enabling the operator to swab approximately 25 to 35 wells per day. The swabbing procedure takes approximately 10 minutes per well. In comparison, using conventional pump jacks, the same volume of fluid removal would take 14 to 24 hours and require a near constant source of electrical power.

On May 16, 1997 the Company acquired Oil Retrieval Systems, Inc. and its portable swabbing technology, assets and liabilities from Rife Oil Properties, Inc. for 2,500,000 shares of the Company's restricted common stock. In September of 2000, the Company discontinued the operations of its ORS unit due to a lack of operational funding. The subsidiary still maintains an independent set of accounting records that reflect the ownership of the portable swabbing technology, however, inventory and related items have been written-off. The Company laid-off its ORS employees and canceled its facilities lease, without penalty. The Company plans on either revitalizing its ORS subsidiary with an infusion of operating capital or selling the division and its technology to a third party.

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

As of September 30, 2000, the Company employed 5 persons all of whom are engaged in office and administrative activities.

Exploration and Development Activities

Historically,   the  Company  has  financed  its   exploration  and  development
expenditures primarily through bank borrowing, equity capital from private sales of stock, and promoted funds from industry partners.

With respect to its acquisition activities, the Company intends to shift its emphasis to smaller scale acquisitions of producing properties with additional development and exploration potential. Initially, the Company plans to use a combination of debt and equity financing to fund these smaller acquisitions.

The Company made exploration and development expenditures of $3,293 and $0.00 during the fiscal years ended September 30, 1999 and 2000, respectively. The Company made net lease acquisitions of $0.00 for proved and unproved properties during the fiscal year ended September 30, 1999. Total lease acquisitions for both proved and unproved properties was $0.00 during the fiscal year ended September 30, 2000. The Company's ability to continue to fund its exploration and development activities depends upon cash flow and its ability to secure the necessary financing for such activities.

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

Regulation

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

The Company cannot predict whether the FERC's orders will be affirmed on appeal or what the effects will be on its business. In recent years the FERC also has pursued a number of other important policy initiatives which could significantly affect the marketing of natural gas. Some of the more notable of these regulatory initiatives include (i) a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate pipeline owned gathering facilities by interstate pipelines to their affiliates (the so-called "spin down" of previously regulated gathering facilities to the pipeline's non- regulated affiliate), (ii) the completion of a rule making involving the regulation of pipelines with marketing affiliates under Order No. 497, (iii) the FERC's ongoing efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange,
(iv) a generic inquiry into the pricing of interstate pipeline capacity, (v) efforts to refine the FERC's regulations controlling operation of the secondary market for released pipeline capacity, and (vi) a policy statement regarding market based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity.

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

Because previous owners and operators have conducted oil and gas exploration and production, and possibly other activities, at some of the Company's properties, materials from these operations remain on some of the properties and in some instances require remediation. In addition, the Company has agreed to indemnify Sellers of producing properties from whom the Company has acquired reserves against certain liabilities for environmental claims associated with such properties. While the Company does not believe the costs to be incurred by the Company for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

Facilities

The Company leases approximately 2,500 square feet of office space in Fort Worth, Texas, for its corporate offices. The month-to-month lease requires a monthly rental payment of $3,325.00. The Company considers this space adequate for its present needs.

General Description of Oil and Gas Properties

The Company has leasehold interests in Corsicana, Texas. The Corsicana Field is comprised of 650 existing wells of which the Company has a leasehold interest in the underground minerals.

Corsicana Field

On June 11, 1997, the Company acquired 650 oil wells, each approximately 800' to 1000' deep, situated on 4,500 acres of leases in the Corsicana Field, located in Corsicana, Texas from Rife Oil Properties for 2,000,000 shares of restricted common stock and a promissory note for $1,300,000, bearing 6% interest per annum and due on November 11, 1997.

The note was secured by 1,000,000 shares of newly-issued common stock and held by an attorney as Trustee. The note for $1,300,000 plus $43,381 in accrued interest was satisfied on December 15, 1997, by agreement of the parties, with the shares of restricted common stock which were held in escrow. All of the wells are approximately 800 ft. to 1,000 ft. deep with 84.5 million gross barrels of oil in place. The Company has split the field into small AMI's (Area of Mutual Interest) in order to facilitate fund raising for the development of the field. All of these leases are production leases that will continue in perpetuity so long as oil or gas is being produced on the property subject to the lease. So long as the Company continues to produce oil or gas from the leases in the Corsicana field, the leases will not expire.

A reserve study was performed by Ultra Engineering & Consulting of Houston, Texas. The study, which was performed as of September 30, 2000, estimated net reserves of 16,384,606 recoverable barrels of oil. The value of future cash flows, discounted at 10% to present value, was estimated to be $113,629,272. At current commodity prices, the estimated future cash flow (not discounted) is $381 million.

On October 21, 1999, pursuant to an agreement with Rife Oil Properties, Inc., the Company acquired oil properties and leases located on 3,933.72 acres located in the Corsicana shallow field located in Navarro County, Texas. All of these leases are production leases that will continue in perpetuity so long as oil or gas is being produced on the property subject to the lease. So long as the Company continues to produce oil or gas from the leases in the Corsicana field, the leases will not expire.

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

Oil and Gas Reserves

As of September 30, 2000, the Company's oil and natural gas interests were located in the State of Texas. The Company has no reserves offshore.

The following table summarizes the Company's reserves on September 30, 1999, and September 30, 2000 and was prepared in accordance with the rules and regulations of the Commission:



                                                     Oil             Oil
                                                   (mbbls)         (mbbls)
                                                    1999             2000
                                                 ------------    -------------
Proved Developed and Undeveloped Reserves:

    Beginning of Year
    Purchase of Minerals in Place                     21,744.5        18,473.3
    Revisions of Previous Estimates                   (3,305.0)       (2,078.7)
    Production                                            (2.2)            (10)
                                                    ----------     -----------

        End of Year                                    18,473.3       16,348.6
                                                    ==========     ===========

Proved Developed Reserves:
        End of Year                                    1,725.5             324
                                                    ==========     ===========

Operating Activities

Where possible, the Company prefers to have Rife Oil Properties, Inc. act as operator of the oil and natural gas properties and prospects in which it owns an interest. M. O. Rife III, a Director of the Company, is the President of Rife Oil Properties, Inc. The operator of an oil and natural gas property supervises production, maintains production records, employs field personnel and performs other functions required in the production and administration of such property. The fees for such services customarily vary from well to well, depending on the nature, depth and location of the well being operated. Generally, the operator of an oil and natural gas prospect is determined by such factors as the size of the working interest held by a participant in the prospect, a participant's knowledge and experience in the geological area in which the prospect is located and geographical considerations. The Company's wells are drilled by independent drilling contractors.

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

Sales of producing properties and underdeveloped Acreage

The Company evaluates properties on an ongoing basis to determine the economic viability of the property and whether such property enhances the objectives of the Company. During the course of normal business, the Company may dispose of producing properties and undeveloped acreage if the Company believes that such disposition is in its best interests.

ITEM 3.  LEGAL PROCEEDINGS

The following are the only material pending cases involving the Company:

PPP,LLP vs. Oil Retrieval Systems, Inc. Suit was filed in September, 1999 in the 189th Judicial District Court of Harris County, Texas, Case No. 98-46438 alleging breach of contract and seeking damages of approximately $120,000. This relates to an alleged breach of an agreement to repurchase equipment previously sold by the Company. The Company subsequently settled this lawsuit through the issuance of 125,000 restricted shares of its common stock on July 26, 2000. The Company settled the case without acknowledging fault.

Roberta Stacy vs. Oil Retrieval Systems, Inc., A former employee has filed a claim against ORS. On June 20, 2000, Roberta Stacy accepted 13,660 restricted shares of the Company's common stock as a complete and final settlement of her claims. The shares were valued at $22,112 at the time of issue.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last 3 months of the fiscal year ended September 30, 2000, no matters were submitted by the Company to a vote of its shareholders.

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

                                                    HIGH              LOW
                                                    ----              ---
Fiscal Year ended September 30, 1999
     October, November, & December, 1998            $0.78             $0.41
     January, February, & March, 1999               $2.09             $0.33
     April, May, & June, 1999                       $0.47             $0.14
     July, August, & September, 1999                $0.24             $0.10

Fiscal Year ended September 30, 2000
     October, November, & December, 1999            $0.75             $0.0
     January, February, & March, 2000               $10.50            $2.625
     April, May, & June, 2000                       $6.75             $1.00
     July, August, & September, 2000                $2.625            $0.3125

The bid price for the Common Stock was $0.14 on January 2, 2001. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

ShareholdersAccording to the records of the Company's transfer agent, there were 2,162 holders of record who held 13,977,781 shares of the Company's Common Stock on January 3, 2001 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders).(1)

--------------------------
     (1)Effective October 19, 1999, the Company carried out a one for one hundred reverse split of its issued and outstanding shares. The shares issued and outstanding on January 3, 2001, are post reverse split shares.

Dividends

The Company has not paid any cash dividends on its Common Stock, and does not anticipate paying cash dividends on its Common Stock in the next year. The Company anticipates that any income generated in the foreseeable future will be retained for the development and expansion of its business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

The following is a list of all securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

On February 9, 2000, the Company issued 279,861 shares to Trident III, L.L.C. as payment in full, and in settlement of all claims for principal and interest due and owing pursuant to a promissory note originally dated October 21, 1998. The shares were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for the cancellation of a debt owed by the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold the stock since the issue date; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On February 29, 2000, the Company issued 10,000 shares to Steve Wooten, Sr. as payment in full of a bill in the amount of $85,000 owed to him by the Company for consulting services. The shares were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for the cancellation of a debt owed by the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold the stock since the issue date; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On August 2, 2000, the Company issued 540,000 shares of common stock to the persons and entities listed below for the purpose of acquiring oil leases known as the "Corsicana Leases" and the "Central Lease" located in Corsicana, Texas.

Shares Issued To:                     Number of Shares Issued
----------------                      -----------------------

Morrison Supply Co.                   110,000
P.O. Box 70
Fort Worth, Texas 76101

Betty K. Wolfe Trust                  85,000
Betty K. Wolfe, Trustee
6632 Carston Street
Fort Worth, Texas 76180

Emerald Coast Energy, Inc.            100,000
6812 Battle Creek Rd.
Fort Worth, Texas 76116

Collinwood Energy, LLC                25,000
6812 Battle Creek Rd.
Fort Worth, Texas 76116

Thomas R. Schliem                     100,000
8 Stonebriar Way
Frisco, Texas 75034

Peter S. Zouvas                       100,000
3737 Garden Lane
San Diego, California 92106

Daniel Dunkelberg                     20,000
6809 Battle Creek Rd.
Fort Worth, Texas 76116

The shares were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only seven offerrees who were issued stock for oil leases assigned to the Company; (3) the offerees did not resell the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On June 20, 2000 the Company issued 13,660 shares to a former employee that had filed a claim against ORS. The employee's claim was settled by the Company, but the cash amount of the settlement had not been paid by the Company. The 13,660 shares were issued to settle all claims against the Company which had been asserted by the employee, Roberta Stacy. The shares were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for the cancellation of a debt owed by the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold the stock since the issue date; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On July 26, 2000, the Company issued 125,000 shares of common stock to PPP, LLP, a Limited Liability Partnership in Houston, Texas at $1.00 per share as consideration for the cancellation of $125,000 in debt owed to the Partnership by the Company. The shares were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for the cancellation of a debt owed by the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold the stock since the issue date; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On September 18, 2000, the Company issued 300,000 shares of common stock to Interwest Associates of Newport Beach, California for consulting services rendered pursuant to an agreement dated September 14, 2000. The shares were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for services rendered to the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold the stock since the issue date; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

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

Results of Operations

Revenues

The Company's oil and gas sales increased $140,350, or 589%, to $164,191 for the fiscal year ended September 30, 2000 from $23,841 for the fiscal year ended September 30, 1999. Equipment sales decreased $43,825, or 100%, to $0.00 for the fiscal year ended September 30, 2000 from $43,825 for the fiscal year ended September 30, 1999. Total revenues increased $96,525 to $164,191 for the fiscal year ended September 30, 2000 from $67,666 for the fiscal year ended September 30, 1999.

Revenues from the sales of oil and gas increased primarily because of the increase in the prices of those respective commodities, and to a lesser degree, from the increase in production generated from the Corsicana Field. The decrease in the sale of equipment reflects the discontinued operations of the ORS subsidiary as previously mentioned above. The overall increase in the Company's consolidated revenues therefore are directly attributable to the increase in both the prices and production of oil and gas, as it related to the Company's Corsicana Field.

Costs and expenses

The Company's general and administrative expenses increased $9,725,374, or 361%, to $12,419,137 for the fiscal year ended September 30, 2000 from $2,693,763 for the fiscal year ended September 30, 1999. While this is a significant increase, general and administrative expenses as a percentage of net sales increased substantially from 3,981% for 1999 to 7,564% for 2000. The change in the dollar amount of general and administrative expenses was due primarily to increased consulting fees which accounted for 53% of all general and administrative expenses, and 49% of total expenses. Other major components of general and administrative expenses included officer's salaries at 10%, non-officer salaries at 5%, and legal fees at 3%. Separately, lease operating expenses increased $126,943 to $293,294 for 2000 from $166,351 in 1999 resulting from decreases in production which were caused in part by decreases in oil prices. The increase in general and administrative expenses directly reflects the valuation of shares issued to consultants of the Company throughout the year.

Net Income (Loss)

Net loss for the fiscal year ended September 30, 1999 was $3,214,670, or $21.49 per share, compared to a loss of $17,611,913, or $1.90 per share, for the fiscal year ended September 30, 2000. This $14,397,243 increase was primarily the result of the increase in general and administrative expenses as more fully described above. Net cash used in operating activities was ($315,633) for the fiscal year ended September 30, 1999, and ($292,983) for the fiscal year ended September 30, 2000, representing an increase of 7% in cash usage. All cash activities of the business produced a $101,033 decrease in cash for the fiscal year ended September 30, 1999, as compared to a $9,175 decrease for the fiscal year ended September 30, 2000.

Liquidity and Capital Resources

The Company's working capital deficit on September 30, 2000 was $697,455 compared to a deficit of $1,584,308 on September 30, 1999. This $886,853 increase in working capital resulted primarily from the reduction in the Company's debt; this debt was eliminated through the issuance of shares of the Company's stock. The Company had a current ratio of 0.03 for the fiscal year ended September 30, 2000, as compared to 0.01 for the fiscal year ended September 30,1999. A comparison of other ratios that measure financial performance show no significant change in the net worth to assets at 0.92 and
0.78 for the years 2000 and 1999 respectively. However, the change in the debt to net worth ratio of 0.09 and 0.28 for the years 2000 and 1999, respectively, reflects the effort that the Company has made to convert its debt to equity. This data all highlights the Company's need to raise additional capital, to provide for operational funding and to pay off its current liabilities.

Non Cash Transactions

On October 21, 1999, the Company canceled 1,000,000 shares On October 21, 1999, the Company cancelled 1,000,000 shares (10,000 post reverse-split shares) which had previously been issued to Mark S. Zouvas to satisfy accrued salaries incurred by the Company for his services.

On January 23, 2000, the Board of Directors authorized the On January 23, 2000, the Board of Directors authorized the Company to issue 100,000 shares of its common stock to each of the Company's directors as compensation for services rendered. On February 9, 2000, the Company issued 25,000 shares of its restricted common stock, which the Company valued at $144,500, to each of the six members of the Board of Directors; James McGowan, Charles Barnhill, Reginald Davis, Richard Surber, M.O. Rife III and Joe B. Bennett. On June 1, 2000, the Company issued 25,000 shares of its restricted common stock, which the Company valued at $88,146, to each of the six members of the Board of Directors; James McGowan, Charles Barnhill, Reginald Davis, Richard Surber, M.O. Rife III and Joe
B. Bennett. The total value of the 300,000 shares issued to Directors is $1,395,876.

Pursuant to a January 23, 2000 Resolution of the Board of Pursuant to a January 23, 2000 Resolution of the Board of Directors, the Company issued 600,000 shares of its common stock to Genesis Capital Corp. for the acquisition of all issued and outstanding shares of Lincoln Health Fund, Inc., a Delaware Corporation whose sole asset was raw land located in Fort Worth, Texas valued at $3,456,000 (see exhibit 10.12).

The Company was indebted to officers for wages accrued in year 1999 in the amount of $254,820, which incurred payroll tax accrual of $19,869. A settlement was reached with the officers consisting of the Company issuing 30,000 shares of the Company's common stock each to the three officers to extinguish the debt.
These  shares  were  issued  on  February  29,  2000  (see  Notes  to  Financial
Statements).

On June 7, 2000, the Company issued an additional 30,000 shares of common stock to each of the officers of the Company, valued at $27,600, in lieu of compensation owed for wages accrued during the current year. The Company has a present liability for wages due to the three officers of $99,544 as of September 30, 2000 (see Notes to Financial Statements).

Between December 15, 1999 and June 5, 2000, the Company issued 750,000 free trading shares of its common stock to Allen Z. Wolfson pursuant to an advisory agreement dated December 12, 1999 (exhibit 10.14). The shares were registered pursuant to an S-8 Registration Statement filed with the Securities and Exchange Commission on December 15, 1999. The shares were valued by the Company at $2,817,225.

Between December 15, 1999 and April 26, 2000, the Company issued 750,000 free trading shares of its common stock to Ronald Welborn pursuant to an advisory agreement dated December 12, 1999 (exhibit 10.13). The shares were registered pursuant to an S-8 Registration Statement filed with the Securities and Exchange Commission on December 15, 1999. The shares were valued by the Company at $3,588,275.

Pursuant to its S-8 Registration filed December 15, 1999, the Company issued 30,000 shares of common stock to Henry Simon for legal services on February 29,2000. This transaction was valued at $172,500.

The Company issued 30,000 free trading shares of its common stock to Richard D. Surber for legal services pursuant to an agreement dated March 24, 2000. The shares were issued May 2, 2000 pursuant to an S-8 Registration Statement filed with the Securities and Exchange Commission on December 15, 1999. The shares were valued by the Company at $150,000 (See exhibit 10.9).

The Company issued 200,000 free trading shares of its common stock to Howard Pence for consulting services pursuant to an agreement dated September 21, 2000. The shares were issued May 2, 2000 pursuant to an S-8 Registration Statement filed with the Securities and Exchange Commission on December 15, 1999. The shares were valued by the Company at $62,500 (See exhibit 10.11).

Long-Term Debt

On September 30, 2000, the Company had no long-term debt. Although 92% of the Company's assets are comprised of oil and gas properties that are not a current asset, all of the Company's borrowing have been short term in nature. This has aggravated the Company's cash position and produced lower measures of financial performance than would otherwise be possible.

Sale of Equity

On October 21, 1998, the Company borrowed $250,000 from Trident III, L.L.C. and issued a promissory note the terms of which provide for interest payable at 10% per annum. The note was payable April 20, 1999. The Company issued 100,000 of its shares to Trident III, L.L.C. in connection with this loan. The note has been extended at various times and has a current maturity date of October 30, 1999. 2,600 shares of the Company's stock were issued to obtain the extensions. When the note was extended to September 30, 1999, the Company agreed that if the note was not paid by that date, it would issue 50,000 shares per day for each day the note was outstanding subsequent to September 30, 1999. Concurrent with the extension of the note to October 30, 1999,the provision was added that if payment of outstanding principal and interest were made by that date, the 50,000 shares per day penalty provision would be waived. The lender subsequently waived this provision. The Company negotiated a settlement of the amounts due on the Note wherein the lender agreed to accept 279,861 shares of the Company's common stock as full payment for all amounts due on the Note and releasing all claims associated with the previous failure of the Company to timely pay the Note. On February 9, 2000, the Company issued 279,861 shares of its common stock to Trident III L.L.C. pursuant to the agreement to settle, and in full payment of the debt owed to Trident III L.L.C.

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

History of Losses

The Company had net losses of $17,611,913 and 3,214,670, for the years ended September 30, 2000 and September 30, 1999, respectively. The Company may continue to incur net losses and, to the extent that it remains without operational funding, such losses may continue.

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

Uncertainty of Estimates of Oil and Natural Gas Reserves

Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond the control of the Company. This Form 10-KSB contains an estimate of the Company's proved oil and natural gas reserves and the estimated future net cash flows and revenue based upon reports of the Company's independent petroleum engineers (Ultra Engineering). Such reports rely upon various assumptions, including assumptions required by the Securities and Exchange Commission (the "Commission"), as to constant oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds and such reports should not be construed as the current market value of the estimated proved reserves. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, such estimates are inherently an imprecise evaluation of reserve quantities and future net revenue. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those assumed in the estimate. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this Form 10-KSB. In addition, the Company's reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and natural gas prices and other factors.

Geographic Concentration of Operations

Virtually all of the Company's current operations are located in Texas. Because of this concentration, any regional events that increase costs or competition, reduce availability of equipment or supplies, reduce demand or limit production will impact the Company more adversely than if the Company were geographically diversified.

Concentration of Production

The Company's existing proved producing oil and natural gas reserves and its production is located in a single field which consists of 4,500 acres and contains 650 wells. Accordingly, to the extent that the Company experiences any operating difficulties in connection with such wells or that the estimated proved reserves attributable thereto are less than those that are currently estimated to exist, the Company could be adversely affected.

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

Inflation and Changing Prices

The impact of inflation, as always, is difficult to assess. In 1997 and through the first quarter of 1998, the Company has experienced a weakness in prices received for its oil and natural gas production. In the year 2000, the Company experienced a significant increase in the prices received for its oil and natural gas production. The Company cannot anticipate whether the present level of inflation will remain, however, a sudden increase in inflation and/or an increase in operating costs or drilling costs coupled with a reversal of current pricing could have an adverse effect on the operations of the Company.

Events Subsequent to End of Fiscal Year

On March 20, 2000, the Company entered into an agreement to acquire 100% of Pepin Oil Company, an Oklahoma oil and gas exploration company in exchange for
3.358 million shares of its restricted common stock (see exhibit 10.15). The shares were issued on May 2, 2000 and held in escrow pending closing of the transaction. Pepin has a working interest in a 500 well developmental drilling program located in Oklahoma. This transaction has not been consummated as of the date of this filing. On November 8, 2000, the Company's Board of Directors authorized the cancellation of the said shares pending the closing of the transaction. The other parties to the transaction have not taken the necessary steps to close the transaction. The Company is considering its options relative to the agreement at this time.

On May 2, 2000, pursuant to an agreement to obtain financing for its operations through the sale of restricted stock, a certificate for five million (5,000,000) shares of restricted stock was issued in the name of Hardin County Investment & Development de Mexico. The certificate was to be delivered upon the closing of the transaction and was placed in escrow pending the closing of the transaction. The transaction did not close and has been canceled. On November 8, 2000, the Company's Board of Directors authorized the cancellation of the said shares, and the shares were returned to the Company's transfer agent for cancellation.

On November 8, 2000, the Board of Directors of the Company authorized the cancellation of 50,000 shares of the Company's common stock which had been issued in the name of Simon, Warner & Doby, LLC, as legal fees. The shares were returned to the Company upon the termination of representation of the Company by Simon, Warner & Doby, LLC. The shares were returned to the Company's transfer agent for cancellation.

Effective December 22, 2000, Fauniel D. Rowland, esq. resigned as counsel to the Company and returned for cancellation 20,000 shares of restricted stock which had previously been issued to her for fees. On January 8, 2001, the Board of Directors of the Company authorized the cancellation of the 20,000 shares and they were returned to the Company's transfer agent for cancellation.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following pages contain the audited financial statements and accompanying notes as prepared by the Company's independent auditors.




                      [THIS SPACE LEFT INTENTIONALLY BLANK]

                             POWER EXPLORATION, INC.
                                TABLE OF CONTENTS



                                                                            Page

Report of Independent Certified Public Accountants
Killman, Murrell & Co., P.C..................................................F-2

Merdinger, Fruchter, Rosen & Corso, P.C......................................F-3

Financial Statements

Consolidated Balance Sheets as of September 30, 2000 and 1999................F-4

Consolidated Statements of Operations for the Years Ended
September 30, 2000 and 1999..................................................F-6

Consolidated Statements of Stockholders' Equity for the
Years Ended September 30, 2000 and 1999......................................F-8

Consolidated Statements of Cash Flows for the Years
Ended September 30, 2000 and 1999............................................F-9

Notes to Consolidated Financial Statements..................................F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Power Exploration, Inc. and Subsidiaries
Fort Worth, Texas

We have audited the accompanying consolidated balance sheet of Power Exploration, Inc. and Subsidiaries as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power Exploration, Inc. and Subsidiaries as of September 30, 2000, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.



/s/  KILLMAN, MURRELL & COMPANY, P.C.
-----------------------------------------
Dallas, Texas
December 6, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Power Exploration, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Power Exploration, Inc. and Subsidiaries as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power Exploration, Inc. and Subsidiaries as of September 30, 1999, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.


/s/  MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
------------------------------------------------
Certified Public Accountants
New York, New York
December 17, 1999

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999


                                     ASSETS

                                                           2000            1999
                                                       -------------   ------------
CURRENT ASSETS
    Cash                                               $          -    $      9,175
    Receivable-Related Parties                               22,806           8,219
                                                       ------------    ------------

            TOTAL CURRENT ASSETS                             22,806          17,394
                                                       ------------    ------------

OIL AND GAS PROPERTIES,
    FULL COST METHOD - Note 10                            8,856,890       7,134,910
    Less: Accumulated Depreciation, Depletion and
        Amortization                                        (27,567)        (10,491)
                                                       ------------    ------------

            NET OIL AND GAS PROPERTIES                    8,829,323       7,124,419
                                                       ------------    ------------

OFFICE  EQUIPMENT, net of accumulated
    depreciation of $618 and $2,120                             756           7,005
                                                       ------------    ------------
OTHER ASSETS
    Net Assets of Discontinued Operations - Note 11          37,990         214,808
    Other                                                     6,037           6,037
                                                       ------------    ------------
            TOTAL OTHER ASSETS                               44,027         220,845
                                                       ------------    ------------
            TOTAL ASSETS                               $  8,896,912    $  7,369,663
                                                       ============    ============














                           The accompanying notes are
                     an integral part of these consolidated
                              financial statements.

                                   (Continued)
                                       F-4

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                           SEPTEMBER 30, 2000 AND 1999



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  2000                   1999
                                                                              -------------          -------------

CURRENT LIABILITIES
    Cash Overdraft                                                           $        7,960          $           -
    Accounts Payable and Accrued Expenses                                           267,188                611,235
    Accounts Payable - Related Party                                                165,113                389,154
    Notes Payable - Note 2                                                          250,000                500,000
    Notes Payable - Related Party - Note 2                                           30,000                101,313
                                                                              -------------          -------------
            TOTAL CURRENT LIABILITIES                                               720,261              1,601,702
                                                                              -------------          -------------
STOCKHOLDERS' EQUITY - Note 8
    Common Stock, $.02 par value, 50,000,000 shares
        authorized, 13,901,171 and 177,650 shares issued
        and outstanding, respectively                                               278,023                  3,553
    Additional Paid-In Capital                                                   33,396,290             13,650,157
    Retained Deficit                                                            (25,497,662)            (7,885,749)
                                                                              -------------          -------------
            TOTAL STOCKHOLDERS' EQUITY                                            8,176,651              5,767,961
                                                                              -------------          -------------
            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                          $   8,896,912          $   7,369,663
                                                                              =============          =============









              The accompanying notes are an integral part of these
                             consolidated financial
                                   statements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999



                                                                                 2000                    1999
                                                                             --------------          -------------
REVENUE
     Oil and Gas Sales                                                       $      164,191          $      23,841
     Equipment Sales                                                                      -                 43,825
                                                                             --------------          -------------
         TOTAL REVENUES                                                             164,191                 67,666
                                                                             --------------          -------------
COST OF REVENUE
     Lease Operating                                                                293,294                166,351
     Production Taxes                                                                 8,062                    518
     Depreciation, Depletion and Amortization                                        17,076                  5,271
                                                                             --------------          -------------
         TOTAL COST OF REVENUES                                                     318,432                172,140
                                                                             --------------          -------------
            GROSS LOSS                                                             (154,241)              (104,474)
                                                                             --------------          -------------
EXPENSES
     General and Administrative                                                  12,419,137              2,693,763
     Interest Expense                                                             1,367,752                232,139
                                                                             --------------          -------------
         TOTAL EXPENSES                                                          13,786,889              2,925,902
                                                                             --------------          -------------
             LOSS BEFORE OTHER INCOME
                (EXPENSES),INCOME TAXES AND
                 DISCONTINUED OPERATIONS                                        (13,941,130)            (3,030,376)

OTHER INCOME (EXPENSES)
     Loss on Disposal of Assets - Note 5                                         (3,308,459)                     -
     Other                                                                              483                 25,593
                                                                             --------------          -------------
              LOSS BEFORE INCOME TAXES
                 AND DISCONTINUED OPERATIONS                                    (17,249,106)            (3,004,783)
INCOME TAXES                                                                              -                      -
                                                                             --------------          -------------
             NET LOSS FROM CONTINUING                                           (17,249,106)            (3,004,783)
                 OPERATIONS
DISCONTINUED OPERATIONS - Note 11
     Operating Loss from Discontinued Operations                                   (362,807)              (209,887)
     Loss on Disposal of Discontinued Operations                                          -                      -
                                                                             --------------          -------------
                                                                                   (362,807)              (209,887)
                                                                             --------------          -------------
          NET LOSS                                                           $  (17,611,913)         $  (3,214,670)
                                                                             ==============          =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Continued)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                                  2000                   1999
                                                                              -------------          -------------
WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                                           9,257,141                149,573
                                                                              =============          =============

NET LOSS PER SHARE:
     Continuing Operations                                                    $       (1.86)         $      (20.09)
     Discontinuing Operations                                                          (.04)                 (1.40)
                                                                              -------------          -------------

         TOTAL LOSS PER SHARE                                                 $       (1.90)         $      (21.49)
                                                                              ==============         =============













              The accompanying notes are an integral part of these
                             consolidated financial
                                   statements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                 Common Stock
                                           ------------------------------   Additional
                                            Number of                        Paid-In           Retained
                                             Shares          Amount           Capital          (Deficit)        Total
                                           ------------    -------------    -----------      -------------    -------
BALANCE, SEPTEMBER 30, 1998                  110,609         $  2,212       $10,634,878     $(4,671,079)      $5,966,011

   Issuance of Shares for Conversion
     of Debentures                             6,500              130           430,787                -         430,917
   Issuance of Shares in Conversion
     of Note Payable                           5,000              100           500,900                -         501,000
   Issuance of Shares for Services            32,653              653         1,780,050                -       1,780,703
   Issuance of Warrants                            -                -           115,900                -         115,900
   Cashless Exercise of Warrants               3,588               72               (72)               -               -
   Issuance of Shares for Properties          20,000              400           339,600                -         340,000
   Issuance of Shares for Loan Fees            1,000               20            62,980                -          63,000
   Issuance of Shares for Loan                 2,600               52            53,798                -          53,850
Extensions
   Cancellation of Shares Issued for
     Services                                 (4,300)             (86)         (268,664)               -        (268,750)
   Net Loss                                        -                -                 -       (3,214,670)     (3,214,670)
                                          ----------         --------       -----------     ------------      ----------

BALANCE, SEPTEMBER 30, 1999                  177,650            3,553        13,650,157       (7,885,749)      5,767,961

   Sale of Shares                             45,000              900            89,100                -          90,000
   Issuance of Shares for Services         2,640,000           52,800        10,234,150                -      10,286,950
   Issuance of Shares for Employee
Compensation                                 480,000            9,600         1,757,232                -       1,766,832
   Issuance of Shares for Acquisition
     of Oil and Gas Properties             8,540,000          170,800         1,551,180                -       1,721,980
   Issuance of Shares for Real Estate        600,000           12,000         3,456,000                -       3,468,000
   Issuance of Shares in Settlement
     of Debts                              1,418,521           28,370         2,658,471                -       2,686,841
   Net Loss                                                                                  (17,611,913)     (17,611,913)
                                          ----------         --------       -----------     ------------      -----------

BALANCE, SEPTEMBER 30, 2000               13,901,171         $278,023       $33,396,290     $(25,497,662)     $8,176,651
                                          ==========         ========       ===========     ============      ==========






              The accompanying notes are an integral part of these
                             consolidated financial
                                   statements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                                  2000                   1999
                                                                              -------------          --------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (Loss)                                                               $ (17,611,913)         $  (3,214,670)
     Adjustments to Reconcile Net (Loss) to Net Cash
         From Operating Activities
             Interest Expense                                                     1,341,707                116,850
             Depreciation, Depletion and Amortization                                19,058                  7,155
             Amortization of Loan Fees                                                    -                  6,826
             Amortization of Discount on Bonds Payable                                    -                  7,692
             Issuance of Shares and Warrants for Services,
                Employee Compensation and Liability
                Settlements                                                      12,479,515              1,627,853
             Loss on Disposal of Assets                                           3,308,459                      -
     Changes in Operating Assets and Liabilities:
             Decrease in Receivables                                                      -                  6,881
             (Increase) Decrease in Receivable-Related Party                        (14,587)               113,034
             Decrease in Prepaid and Other Assets                                         -                117,200
             Increase in Accounts Payable and
                Accrued Expenses                                                          -                918,049
             Cash Overdraft                                                           7,960                      -
                                                                              -------------          -------------
                  NET CASH (USED) IN
                     CONTINUING OPERATIONS                                         (469,801)              (293,130)
                                                                              -------------          -------------
                  NET CASH PROVIDED (USED) BY
                     DISCONTINUED OPERATIONS                                        176,818                (22,127)
                                                                              -------------          -------------
                  NET CASH (USED) IN
                     OPERATING ACTIVITIES                                          (292,983)              (315,257)
                                                                              -------------          -------------
CASH FLOW FROM INVESTING ACTIVITIES
             Cost of Oil and Gas Properties                                               -                (85,909)
             Purchase of Office Equipment                                                 -                 (1,180)
             Proceeds from Sale of Real Estate                                      163,808                      -
                                                                              -------------          -------------
                  NET CASH PROVIDED (USED) IN
                     INVESTING ACTIVITIES                                           163,808                (87,089)
                                                                              -------------          -------------




              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                   (Continued)
                                       F-9

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (Continued)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                  2000                   1999
                                                                              -------------          -------------
CASH FLOW FROM FINANCING ACTIVITIES
             Proceeds from Borrowings                                         $     130,000          $     151,313
             Repayments of Borrowings                                              (100,000)                     -
             Proceeds from Sale of Stock                                             90,000                150,000
                                                                              -------------          -------------
                  NET CASH PROVIDED (USED) IN
                     FINANCING ACTIVITIES                                           120,000                301,313
                                                                              -------------          -------------

NET DECREASE IN CASH                                                                 (9,175)              (101,033)

CASH AT BEGINNING OF PERIOD                                                           9,175                110,208
                                                                              -------------          -------------
CASH AT END OF YEAR                                                           $           -          $       9,175
                                                                              =============          =============
SUPPLEMENTAL SCHEDULE OF CASH FLOW
     INFORMATION
             Cash Paid During the Period For:
                Interest                                                      $           -          $      12,526
                                                                              =============          =============
                Income Taxes                                                  $           -          $           -
                                                                              =============          =============
SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
             Purchase of Oil and Gas Properties                               $   1,721,980          $     340,000
             Purchase of Real Estate                                              3,468,000                      -
             Reduction in Accounts Payable and
                Accrued Expenses                                                    568,088                 31,917
             Notes Payable Settlements                                              351,313                500,000
             Settlement of Debenture Liability                                            -                250,000
             Issuance of Shares                                                  (6,109,381)            (1,121,917)
                                                                              -------------          -------------

                                                                              $           -          $           -
                                                                              =============          =============







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is engaged primarily in the fields of acquisition, development, exploration for and sale of oil and gas, and the construction and sale of oil and gas extraction equipment.

Basis of Consolidation

The consolidated financial statements include the accounts of Power Exploration, Inc. ("Power", formerly Titan Energy Corp., Inc.) and its 100% owned subsidiaries, Oil Retrieval Systems, Inc. ("ORS") and Oil Seeps, Inc. ("OSI"). Accordingly, all references herein to Power or the "Company" include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties (Continued)

Sales and Retirements Policies: No gain or loss is recognized on the sale of oil and gas properties unless nonrecognition would significantly alter the relationship between capitalized costs and remaining proved reserves for the affected amortization base. When gain or loss in not recognized, the amortization base is reduced by the amount of sales proceeds.

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

Depreciation and Amortization

Office equipment is stated at cost and is depreciated using the straight-line method over its estimated useful lives of five (5) years.

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

Long - Lived Assets

Long - lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long - lived assets to be disposed of are reported at the lower of carrying amount of fair value less cost to sell.

                                   (Continued)
                                      F-12

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income

In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2000 and 1999, the Company had no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

Per Share of Common Stock

Per share amounts have been computed based on the average number of common shares outstanding during the period.

Potential common stock has been excluded from the computation of earnings per share since the inclusion of options and warrants would be antidilutive.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 2:  NOTES PAYABLE

Notes payable at September 30, 2000 and 1999 consist of the following:

                                                  2000            1999
                                              -------------   -----------

a) Note Payable - Trident III, L.L.C.          $        -      $  250,000
b) Note Payable - Business Exchange
Investments, Inc.                                 250,000         250,000
c) Note Payable - Related Party                         -         101,313
d) Note Payable - Related Party                    30,000               -
                                               ----------      ----------

                                               $  280,000      $  601,313
                                               ==========      ==========

     a) The Company is indebted to Trident III, L.L.C. under terms of a promissory note dated October 21, 1998 in the amount of $250,000. Terms of the note provide for interest at a rate of 10% per annum, with an original maturity date of April 20, 1999. The Company issued 1,000 shares of its common stock to Trident III, L.L.C. in connection with this loan. The loan has been extended at various times with a current maturity date of October 30, 1999. The Company issued a total of 2,600 shares of its common stock in consideration of these extensions. When the note was extended to September 30, 1999, the Company agreed that if the note was not paid on or before September 30, 1999, then it will issue 50,000 shares per day for each day that the note is outstanding subsequent to September 30, 1999. Concurrent with the extension to October 30, 1999 the provision was added that if payment of outstanding principal and interest was made by that date, the lender would not seek to receive the 50,000 shares per day due under the previous extension. If payment was not made on or before October 30, then the full 50,000 shares per day from October 1, 1999 would be due. In January 2000, the Company issued 279,861 shares of its common stock with an aggregate fair value of $1,617,597 to Trident III, L.L.C. in settlement of the $250,000 note payable plus accrued interest of $25,890. The difference between the fair value of the share issued and the note balance, plus accrued interest was $1,341,707, which was recognized as interest expense in the September 30, 2000 statement of operations.

     b) The Company is indebted to Business Exchange Investment, Inc. under terms of a promissory note dated September 15, 1998. Terms of the note provide for interest at a rate of 10% per annum with an extended maturity date of March 15, 2000. At September 30, 2000, the note remains outstanding, therefore, the Company is in default on this note. The note is collateralized by 100% of the shares of OSI.

     c) The Company was indebted to the M.O. Rife III, Trust A under terms of a promissory note dated March 31, 1999 in the amount of $101,313. Terms of the note provide for interest at a rate of 8.75% per annum, and the note is due upon demand. In December 1999, the Company issued 1,000,000 shares of its common shares in settlement of the $101,313 note payable plus $7,140 of accrued interest and $802,179 of accounts payable to Rife Oil Properties, Inc.

                                   (Continued)
                                      F-14

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 2: NOTES PAYABLE (Continued)

     d) The Company was indebted to M.O. Rife III, Trust A under the terms of promissory notes dated September 14, 2000 and September 20, 2000, in an aggregate amount of $30,000. Terms of the notes provide for interest at the rate of 11% per annum, with original maturity dates of February 14, 2001 and February 20, 2001.

NOTE 3:  WARRANTS

At September 30, 2000, the Company had the following common stock purchase warrants outstanding:

     a) 1,000 warrants, each of which entitles the registered holder thereof to purchase one share of common stock, exercisable at any time on or before August 31, 2002 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The exercise price exceeded the market price of the underlying common stock on the date of issuance. The warrants were issued in connection with the placement of the debt issued in 1999.

     b) 800 warrants, each of which entitles the registered holder thereof to purchase one share of common stock, exercisable at any time on or before August 31, 2003 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants were issued in connection with the debt issued in 1999.

     c) 750 warrants, each of which entitles the registered holder thereof to purchase one share of common stock, exercisable at any time on or before August 20, 2003 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The warrants were issued as a fee in connection with the debt issued in 1999.

     d) 200 warrants, each of which entitles the registered holder thereof to purchase one share of common stock, exercisable at any time on or before June 1, 2003 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The warrants were issued as a payment for a consulting agreement and have been valued at $27,620 in 1999.

The warrants issued do not confer upon the holders thereof any voting or other rights of a stockholder of the Company.

The warrants described in items (b) through (d) above are subject to a "cashless exercise" provision (the "warrant exchange").






                                   (Continued)
                                      F-15

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 3: WARRANTS (Continued)

In connection with any Warrant Exchange, the Holder's Warrant certificate shall represent the right to subscribe for or acquire (I) the number of Warrant Shares (rounded to the next highest integer) equal to (A) the number of Warrant Shares specified by the Holder in its Notice of Exchange (the "Total Share Number") less (B) the number of Warrant Shares equal to the quotient obtained by dividing
(i) the product of the Total Share Number and the existing Exercise Price (as Defined) per Share by (ii) the Market Price (as defined) of a share of Common Stock.

During the year ended September 30, 1999, the Company issued 3,588 shares of its common stock in a cashless exercise of 7,250 warrants. No warrants were exercised during the year ended September 30, 2000.

NOTE 4:  INCOME TAXES

The components of the provision for income taxes is as follows:

                                                       September 30,
                                             -----------------------------------
                                                 2000                   1999
                                             -------------          ------------
     Current Tax Expense
         U.S. Federal                           $       -              $       -
         State and Local                                -                      -
                                                ---------              ---------

             Total Current                      $       -              $       -
                                                ---------              ---------

     Deferred Tax Expense
         U.S. Federal                           $       -              $       -
         State and Local                                -                      -
                                                ---------              ---------

             Total Deferred                     $       -              $       -
                                                ---------              ---------

             Total Tax Provision from
                Continuing Operations           $       -              $       -
                                                =========              =========

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                     2000              1999
                                                 -------------     ------------
     Federal Income Tax Rate                           (34.0)%          (34.0)%
     Deferred Tax Charge (Credit)                         -                   -
     Effect of Valuation Allowance                       34.0%            34.0%
     State Income Tax, Net of Federal Benefit              -                  -
                                                    --------          ---------

     Effective Income Tax Rate                            0.0%             0.0%
                                                    ==========       ==========


                                   (Continued)
                                      F-16

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 4:  INCOME TAXES (Continued)

At September 30, 2000, the Company had net carryforward losses of approximately $24,104,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carryforward.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at September 30 are as follows:

                                                                    September 30,
                                                          ------------------------------------
                                                              2000                   1999
                                                          -------------          -------------
     Deferred Tax Assets (Liabilities):
         Loss Carryforwards                               $   8,195,000          $  2,233,000
         Consulting Fees                                              -                97,000
         Exploration Costs                                      (23,000)              (23,000)
         Depreciation                                           (29,000)              (29,000)

             Less: Valuation Allowance                       (8,143,000)            (2,278,000)
                                                          -------------          -------------

                Net Deferred Tax Assets (Liabilities)     $           -           $          -
                                                          =============           ============



Net operating loss carryforwards expire in 2001 through 2020. Per year availability of losses incurred prior to October 1, 1997 of approximately $324,000 is subject to change of ownership limitations under Internal Revenue Code Section 382.

Expiration dates of net operating loss carryforwards are as follows:

                         September 30,
                             2001              $       89,000
                             2002                       8,000
                             2003                      18,000
                             2005                       5,000
                             2007                      65,000
                             2009                      16,000
                             2010                       3,000
                             2011                      28,000
                             2012                     303,000
                             2018                   2,329,000
                             2019                   3,632,000
                             2020                  17,608,000
                                               --------------
                                               $   24,104,000
                                               ==============

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 5:  RELATED PARTY TRANSACTIONS

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

     d) The Company is owed an aggregate of $84,570 in accounts receivable by Rife Oil Properties, Inc.

     e) The Company leases its office space from the Rife Trust, with a monthly rental of $3,325.

During the year ended September 30, 2000:

     a) The Company issued 300,000 shares of its common stock to Members of the Board of Directors as compensation with an aggregate value of $1,395,867.

     b) The Company purchased additional oil and gas leases of a company controlled by a director by issuing 8,540,000 shares of its common stock with an aggregate value of $1,721,980.

     c) The Company issued 1,000,000 shares of its common stock to Rife Oil Properties, Inc. in settlement of a note payable, plus accrued interest and an account payable balance applicable to lease operating expense. These shares were valued at $910,631.

     d) In February 2000, the Company purchased all of the outstanding stock of The Lincoln Health Fund, Inc. ("Lincoln") from a stockholder of the Company. Lincoln's only asset was a parcel of land located in Fort Worth, Texas, which was subsequently sold in August 2000. The transaction is summarized as follows:

              Fair Value of 600,000 Shares Issued for
                Real Estate in February 2000                 $3,468,000
              Net Proceeds from Sale of
                Real Estate in August 2000                      163,808
                                                           ------------

              Loss on Disposal of Asset                    $  3,304,192
                                                           ============



                                   (Continued)
                                      F-18

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 5: RELATED PARTY TRANSACTIONS (Continued)

     e) Rife Oil Properties, Inc. ("Rife"), a Company owned by a director is the operator of all oil and gas leases owned by the Company. For the year ended September 30, 2000, Rife charged the Company $277,022 for operating the Company's oil and gas wells.

     f) The Company borrowed money from the M.O. Rife III, Trust A as follows:

                                         Interest
          Date            Amount           Rate                  Due Date
          ----            ------          ------                 --------
  May 3, 2000             $ 15,000          11%             October 3, 2000
  September 14, 2000        10,000          11%             February 14, 2000
  September 20, 2000         5,000          11%             February 20, 2000
                          --------
                          $ 30,000
                          ========

Interest expense on these notes for the year ended September 30, 2000 was $741.


     g) In June 2000, the Company's chief financial officer paid the Company's auditor $12,547 for services rendered. The funds advanced by the chief financial officer are reflected in the September 30, 2000, balance sheet as accounts payable to related party.

     h) The Company issued 180,000 shares of its common stock with an aggregate value of $370,956 to its executive officers as employee compensation.

     i) The Company leases its office space from the Rife Trust, with a monthly rental of $3,325.

NOTE 6:  CONSULTING AGREEMENTS

The Company has entered into various cancelable consulting agreements with third parties. Compensation for services provided under these agreements has been paid in either common shares or common stock purchase warrants of the Company. During the year ended September 30, 1999, the Company issued 30,000 shares of common stock, valued at $1,657,000, and 1,000 common share purchase warrants valued at $115,900.

During the year ended September 30, 2000, the company issued 2,510,000 shares of its common stock with an aggregate value of $9,559,850 in payment of various consulting services.





                                   (Continued)
                                      F-19

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 7:  COMMITMENTS AND CONTINGENCIES

     a) The Company has entered into various non-cancelable operating lease agreements for office equipment.

Future minimum lease payments under these lease agreements for each of the years ended September 30 are as follows:

                             2001                              $18,827
                             2002                               15,799
                             2003                                9,423
                             2004                                  947
                                                              --------

                             Total minimum lease payments      $44,996
                                                               =======

     Rent expense included in the financial statements for the year ended September 30, 2000, totaled $92,417.

     b) The Company has pledged 100% of the shares of Oil Seeps, Inc., a wholly owned subsidiary, as collateral for a $250,000 promissory note due on March 15, 2000.

     c) A claim had been filed against ORS by a former employee. The employee had demanded $75,000 in exchange for a full and final release. The claim was settled for $20,000 through mediation in December 1998. The settlement amount was accrued in the September 30,1999, financial statements. This accrual was paid through the issuance of 13,660 shares of Company common stock valued at $22,112 in 2000.

     d) A suit was filed against the Company alleging breach of contract and seeking damages of approximately $120,000. This relates to an alleged agreement to repurchase equipment previously sold by the Company. This amount was accrued in the financial statements as of September 30, 1999, and paid through the issuance of 125,000 shares of Company common stock valued at $136,500 in 2000.










                                   (Continued)
                                      F-20

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 8:  SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES

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






                                   (Continued)
                                      F-21

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 8:  SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES (Continued)

During the year ended September 30, 2000, the company issued the following shares of its common stock:

                                               Number of
              Reason For Issuance                Shares            Value
              -------------------              ---------           -----
  Acquisition of Oil and Gas Properties           8,540,000    $    1,721,980
  Acquisition of Real Estate                        600,000         3,468,000
  Compensation for Consulting Services            2,510,000         9,559,850
  Compensation to Board of Directors                300,000         1,395,876
  Employee Compensation                             180,000           370,956
  Settlement of Related Party Debts               1,000,000           910,632
  Legal Services                                    130,000           727,100
  Settle of Trident III, LLC Note Payable           279,861         1,617,597
  Settlement of Lawsuits                            138,660           158,612
                                               ------------    --------------

                                                 13,678,521    $   19,930,603
                                               ============    ==============

The fair value of the shares issued were determined by discounting the reported trading value on the date of issue discounted by twenty-five percent (25%). The trading value was discounted due to the limited trading volume of the Company's stock. The shares issued were not registered shares.


NOTE 9:  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of September 30, 2000, the Company has a working capital deficit of $697,455 and an accumulated deficit of $25,497,662. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital deficit. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations which would have an adverse effect on the Company's financial condition and results of operation.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 10:  SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

The following supplemental unaudited information regarding the Company's oil and gas activities is presented pursuant to the disclosure requirements of Statement of Financial Accounting Standards No. 69.

                                                                                        September 30,
                                                                              -----------------------------------
                                                                                  1999                   1998
                                                                              -------------          ------------
     Capitalized Costs Relating to Oil and Gas
       Producing Activities at September 30:
         Proved Oil and Gas Properties                                         $  8,856,890         $   7,134,910
         Less: Accumulated Amortization and Impairment                              (27,567)              (10,491)
                                                                               -------------        -------------
             Net Capitalized Costs                                             $  8,829,323         $   7,124,419
                                                                               ============         =============
     Costs Incurred in Oil and Gas Producing Activities for
       the Year Ended September 30,
         Property Acquisition Costs:
             Proved                                                            $  1,721,980         $     450,993
             Exploration Costs                                                            -                 3,293
                                                                               ------------         -------------
                                                                               $  1,721,980         $     454,286
                                                                               ============         =============
     Results of Operations for Oil and Gas Producing
Activities for the Years Ended September 30,
         Oil and Gas Sales                                                     $    164,191         $      23,841
         Production (Lifting) Costs                                                (293,294)             (166,869)
         Amortization Expenses                                                      (17,076)               (5,271)
                                                                               -------------        -------------
                  Net Loss                                                         (146,179)             (148,299)

     Income Taxes                                                                         -                     -
                                                                               ------------         -------------
     Results of Operations for Oil and Gas Producing
       Activities (excluding corporate overhead and
       financing costs)                                                        $   (146,179)        $    (148,299)
                                                                               =============        =============



Reserve Information and Related Standardized Measure of Discounted Future Net Cash Flows

The following supplemental unaudited presentation of proved and proved developed reserve quantities and related standardized measure of discounted future net cash flow provides estimates only and does not purport to reflect realizable values or fair market values of the Company's reserves. Volumes reported for proved reserves are based on reasonable estimates. These estimates are consistent with current knowledge of the characteristics and production history reserves. The Company emphasizes that reserve estimates are inherently more imprecise than those of producing oil and gas properties. Accordingly, significant changes to these estimates are expected as future information becomes available. All of the Company's reserves are located in the United States.
                                   (Continued)
                                      F-23

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



NOTE 10: SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED) (Continued)

Proved reserves are those estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

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

                                                     Oil             Oil
                                                   (mbbls)         (mbbls)
                                                    2000             1999
                                                 ------------    -------------
Proved Developed and Undeveloped Reserves:

    Beginning of Year                                 18,437.3        21,744.5
    Purchase of Minerals in Place                          -               -
    Revisions of Previous Estimates                   (2,046.2)       (3,305.0)
    Production                                            (6.5)           (2.2)
                                                    ----------     -----------

        End of Year                                   16,384.6        18,437.3
                                                    ==========     ===========

Proved Developed Reserves:
        End of Year                                      323.7         1,725.5
                                                    ==========     ===========







                                   (Continued)
                                      F-24

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



NOTE 10: SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED) (Continued)

Reserve Information and Related Standardized Measure of Discounted Future Net Cash Flows (Continued)

Standardized Measure of Discounted Future
    Net Cash Flows at September 30:

                                                       2000                   1999
                                                    ------------          --------------
     Future Cash Inflows                          $   527,257,000         $   433,276,000
     Future Production Costs                         (109,876,000)           (135,355,000)
     Future Development Costs                         (36,000,000)            (37,515,000)
     Future Income Tax Expense                       (129,670,000)           (104,162,000)
                                                  ---------------         ---------------
                                                      251,711,000             156,244,000
     Future Net Cash Flows
       10% Annual Discount for Estimated
       Timing of Cash Flows                           138,082,000             108,146,000
                                                  ---------------         ---------------
     Standardized Measure of Discounted Future
       Net Cash Flows Relating to Proved
       Oil and Gas Reserves                       $   113,629,000         $    48,098,000
                                                  ===============         ===============



The following reconciles the change in the standardized measure of discounted future net cash flows from proved reserves during the years ended September 30:


                                                                                   2000                 1999
                                                                              ---------------       -------------
     Beginning of Year                                                       $    48,097,750        $   38,885,005
         Revenue from Oil and Gas Production, Net of
           Production Costs                                                         (137,165)               23,841
         Net Changes in Prices and Production and
             Development Costs                                                   169,177,415            92,247,186
         Revisions of Previous Quantity Estimates                                (48,065,000)          (23,744,147)
         Purchases of Minerals in Place                                                    -                     -
         Discount                                                                (29,936,000)          (48,438,417)
         Net Change in Income Taxes                                              (25,508,000)           (8,018,204)
         Other                                                                             -            (2,857,514)
                                                                             ---------------        --------------

     End of Year                                                             $   113,629,000        $   48,097,750
                                                                             ===============        ==============

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 11:  DISCONTINUED OPERATIONS

In 2000, the Company's management determined that the operations of Oil Retrieval Systems, Inc. were no longer viable; therefore, the manufacturer of oil and gas construction equipment ceased. The Company is currently evaluating its options for the disposal of ORS's assets and the liquidation of its liabilities. The net assets of the discontinued operations were as follows:

                                                  2000                  1999
                                              -------------         --------
                                ASSETS
    Cash                                        $      229           $   (8,091)
    Accounts Receivable                             17,050               84,915
    Inventory                                            -              323,485
    Prepaid Expenses                                   140                  230
                                                ----------           ----------

            TOTAL CURRENT ASSETS                    17,419              400,539
                                                ----------           ----------

    Property and Equipment                         340,718              314,962
        Less: Accumulated Depreciation            (139,731)             (91,461)
                                                ----------           ----------

            NET PROPERTY AND EQUIPMENT             200,987              223,501
                                                ----------           ----------

    Other Assets                                       490                    -
                                                ----------           ----------

            TOTAL ASSETS                           218,896              624,040
                                                ----------           ----------

                              LIABILITIES
    Accounts Payable                               119,770              228,911
    Advances - Related Party                        60,003              140,000
    Accrued Liabilities                              1,133               40,321
                                                ----------           ----------

            TOTAL LIABILITIES                      180,906              409,232
                                                ----------           ----------

            NET ASSETS                          $   37,990           $  214,808
                                                ==========           ==========









                                   (Continued)
                                      F-26

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 11:  DISCONTINUED OPERATIONS (Continued)

The results of operations for the years ended September 30, 2000 and 1999, were as follows:

                                                  2000              1999
                                              -------------     ------------

    Equipment Sale                            $     88,110      $    200,731
    Cost of Sale                                   272,464           156,780
                                              ------------      ------------

        Gross Profit (Loss)                       (184,354)           43,951

    General and Administrative Expenses           (186,178)         (253,451)
    Interest Expense                                (8,029)             (387)
    Other Income                                    15,754                 -
                                              ------------      ------------

                                              $   (362,807)     $   (209,887)
                                              ============      ============-

The September 30, 1999, consolidated balance sheet, statement of operations and statement of cash flows were restated to reflect the discontinued operations in 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 27, 2000, the Company engaged Killman, Murrell, & Company, P.C. as its independent auditors to replace Merdinger, Frutcher, Rosen, & Corso, P.C. Prior to the change of accountants, there were no disputes between management and the auditors and the auditors' reports contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles other than the Account qualified its opinion for the fiscal year ended September 30, 1999, based on the assumption that the registrant would continue as a going concern. For more information see Form 8-K filed October 4, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Issuer has a 3-person board of directors, all of which positions are currently filled. The Directors and Executive Officers of the Issuer, their ages and present positions held with the Issuer are:

NAME                  AGE          POSITION HELD
----                  ---          -------------
M. O. Trey Rife III    61          Chairman of the Board & Director
Joe Bill Bennett       54          Chief Executive Officer & Director
Mark Zouvas            38          Secretary & Chief Financial Officer

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

M.O. Rife III, Chairman; Director. Mr. Rife was born in Fort Worth, Texas in 1939. He is 61 years old. He was elected to the Company's Board of Directors in May of 1997. Mr. Rife will serve as a Director until the next regularly held shareholder's meeting, or until his successor is elected and qualified. He currently serves as the Chairman of the Board. His family has been in the oil industry for three generations. His grandfather retired from Gulf Oil as a production superintendent and his father was an independent oil and gas operator for over forty years. Mr. Rife attended Texas Christian University and began working in the oil field when he was eighteen. He worked with his father for 15 years, then started his own company, Rife Oil Properties, Inc. For the past twenty five years, he has served as President and Chief Executive Officer of Rife Oil Properties, Inc. He has been involved in the drilling, completion and operating of over 500 wells throughout the mid-continent Region. Currently Rife Oil Properties, Inc. operates over 800 wells in Texas.

Joe Bennett, Director, Chief Executive Officer. Mr. Bennett was born in Graham, Texas in 1946. He is 54 years old. He was elected to the Company's Board of Directors in May of 1997. Mr. Bennett will serve as a Director until the next regularly scheduled shareholder's meeting, or until his successor is elected and qualified. He currently serves as Chief Executive Officer of the Company. He has worked for the Company since September of 1994.

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

Mark S. Zouvas, Chief Financial Officer. Mr. Zouvas is 38 years old. He serves as the Company's Chief Financial Officer, a position he has held since September, 1997. From September 1993 to September, 1997, Mr. Zouvas worked for Vantage Capital Management Company in Chicago, Illinois. Mr. Zouvas has a BA from the University of California at Berkeley (Accounting and Real Estate). As a staff auditor with Price Waterhouse, he performed services for clients in the banking and real estate industries. Mr. Zouvas has been involved in several venture capital transactions over the past five years. He is a Licensed Real Estate Broker and an Accountant in California. Mr. Zouvas also serves on the Board of Directors of Knowledge Group, Inc., a publicly trading company, and has so served since May of 1999.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended September 30, 2000 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table and the accompanying notes provide summary information for the fiscal year ended September 30,2000, concerning cash and non-cash compensation paid or accrued by Joe Bill Bennett, the Company's Chief Executive Officer and Mark Zouvas, the Company's Chief Financial Officer, and all officers or directors who were paid in excess of $100,000





                      [THIS SPACE INTENTIONALLY LEFT BLANK]


                           SUMMARY COMPENSATION TABLE


                                    Annual Compensation                               Long Term Compensation
                                                                               Awards                       Payouts
                                                                     Restricted     Securities
Name and                                            Other Annual       Stock        Underlying       LTIP        All Other
Principal         Year     Salary(2)     Bonus      Compensation      Award(s)       Options       payouts      Compensation
Position                     ($)          ($)           ($)             ($)          SARs(#)         ($)            ($)
====================================================================================================================================
Joe Bill          1999        $90,000          -                 -             -               -           -                 -
Bennett           2000        $90,000                                   $232,646
CEO, Director

James             1999              -          -                 -             -               -           -                 -
McGowan,          2000                                                  $232,646
Director

Charles           1999              -          -                 -             -               -           -                 -
Barnhill,         2000                                                  $232,646
Director

Reginald          1999              -          -                 -             -               -           -                 -
Davis, Director   2000                                                  $232,646

Richard           1999              -          -                 -             -               -           -                 -
Surber,           2000                                                  $232,646
Director

M. O. Rife, III,  1999              -          -                 -             -               -           -                 -
Director          2000                                                  $232,646

Mark Zouvas       1999        $90,000          -                 -             -               -           -                 -
Chief Financial   2000        $90,000
Officer
====================================================================================================================================


Compensation of Directors

The Company's directors were not compensated for their services prior to January 1, 2000. During the fiscal year ended September 30, 2000, each director received fifty thousand (50,000) restricted shares of the Company's common stock which had been Registered pursuant to an S-8 Registration Statement filed with the Securities and Exchange Commission on December 15, 1999. The fifty thousand shares received by each director were valued at $232,646.

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

---------------------
     (2)Mr. Bennett and Mr. Zouvas each received a total of 60,000 shares of the Company's common stock in lieu of a portion of their salary during the fiscal year. The shares were issued as free trading shares having been registered pursuant to S-8 filings on March 24, and June 15, 2000. See "Certain Relationships and Related Transactions.




                                                                     Amount and Nature of
      Title of Class               Name and Address of               Beneficial Ownership          Percent of class
      --------------               -------------------               --------------------          ----------------
                                    Beneficial Owner
       Common Stock                 Joe Bill Bennett                        88,668                       0.7%
    ($0.02) par value            13001 Mountainview Road
                                   Aubrey, Texas 76227

       Common Stock                    Mark Zouvas                          23,175                       0.2%
    ($0.02) par value                 5601 El Campo
                                 Fort Worth, Texas 76107

       Common Stock                  M. O. Rife, III                        62,000                       0.5%
    ($0.02) par value                 5601 El Campo
                                 Fort Worth, Texas 76107

       Common Stock              Directors and Executive                    173,843                      1.4%
    ($0.02) par value            Officers as a Group (3
                                      individuals)

       Common Stock             Global Universal, Inc. of                  8,000,000                      84%
    ($0.02) par value                   Delaware
                                   11701 South Freeway
                                  Burleson, Texas 76028


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2000:

(a) On January 23, 2000, the Board of Directors authorized the Company to issue 100,000 shares of its common stock to each of the Company's directors as compensation for services rendered. On February 9, 2000, the Company issued 25,000 shares of its restricted common stock, which the Company valued at $144,500, to each of the six members of the Board of Directors; James McGowan, Charles Barnhill, Reginald Davis, Richard Surber, M.O. Rife III and Joe B. Bennett. On June 1, 2000, the Company issued 25,000 shares of its restricted common stock, which the Company valued at $88,146, to each of the six members of the Board of Directors; James McGowan, Charles Barnhill, Reginald Davis, Richard Surber, M.O. Rife III and Joe B. Bennett. The total value of the 300,000 shares issued to Directors is $1,395,876.

(b) The Company purchased additional oil and gas leases from Rife Oil Properties, which is controlled by M. O. Rife III, a Director of the Company by issuing 8,000,000 shares of its common stock with an aggregate value of $1,721,980 (See exhibit 10.1). For additional information, see Form 8-K filed December 13, 1999.

(c) The Company issued 1,000,000 shares of its common stock to Rife Oil Properties, Inc. in settlement of a note payable, plus accrued interest and an account payable balance applicable to lease operating expenses totaling $910,631. (See exhibit 10.1). For additional information, see Form 8-K filed December 13, 1999.

(d) In February, 2000, the Company purchased all of the outstanding stock of the Lincoln Health Fund, Inc. ("Lincoln") from a stockholder of the Company. Lincoln's only asset was a parcel of land located in Fort Worth, Texas, which was subsequently sold in August, 2000. The Company issued 600,000 shares of its common stock valued at $3,468,000 and subsequently sold the property for net proceeds of $163,808 and realized a loss on the disposal of the asset of $3,304,192. (See exhibits 10.12 & 10.13).

(e) Rife Oil Properties, Inc. ("Rife") is owned by the M. O. Rife III Trust A, which is controlled by M. O. Rife III, a Director of the Company. Rife is the operator of all oil and gas leases owned by the Company. For the year ended September 30, 2000, Rife charged the Company $277,022 for operating the Company's oil and gas wells.

(f) The Company borrowed $30,000 from M. O. Rife III, Trust A during the fiscal year at an interest rate of 11%. The term of the notes were for one year due at various dates in the next fiscal year. (See note 5(f), Notes to the Financial Statements.)

(g) In June, 2000, the Company's Chief Financial Officer paid the Company's Auditor $12,547 for services rendered. The funds advanced by the Chief Financial Officer are reflected in the September 30, 2000 balance sheet as accounts payable to a related party.

(h) The Company issued 180,000 shares of its common stock with an aggregate value of $370,956 to its three executive officers as payment for accrued salaries, which had been accruing since 1998. As of September 30, 2000, the Company has an accrued liability of $99,544 representing wages still owed the executive officers.

None of the other directors, executive officers or senior officers of the Issuer or any subsidiary, or any associates or affiliates of any of them, is or has been, indebted to the Issuer at any time since the beginning of the last completed financial year of the Issuer.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 26 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed no reports on form 8-K during the last quarter of the fiscal year ending September 30, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of January, 2001.


Power Exploration,
Inc.




Joe Bennett, President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                           Date
---------                 -----                           ----

/s/  Joe Bennett          Chief Executive Officer         January 16, 2001
----------------------    and Director
Joe Bennett


/s/  Mark S. Zouvas        Chief Financial Officer         January 16, 2001
----------------------
Mark S. Zouvas


/s/  M. O. Rife, III       Chairman, Director              January 16, 2001
----------------------
M. O. Rife, III

                                INDEX TO EXHIBITS

EXHIBIT   PAGE
NO.       NO.       DESCRIPTION
-------   ----      -----------

2.1       *         Plan of  Reorganization  and Change of Situs by which  Titan
                    Energy Corp., and Power Exploration, Inc. Changes Its Place of Incorporation.

2.2       *         Agreement and Plan of Merger Between Power Exploration, Inc.
                    (Nevada) and Power Exploration,  Inc. (Colorado).  August 1,
                    1998

2.3       *         Articles of Merger Between Power Exploration,  Inc. (Nevada)
                    and Power Exploration, Inc. (Colorado). August 1, 1998

2.4       *         Action by  Incorporator.  Election of Officers and Directors
                    of Power Exploration, Inc. (Nevada). May 31, 1998

2.5       *         Special   Action  by  the   Executive   Committee  of  Power
                    Exploration, Inc. dated January 11, 1999 (Incorporated herein by reference from Exhibits to the Company's Form 8-K filed January 19, 1999).

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

3.5       *         Amendment to Articles of Incorporation  dated June 15, 1997,
                    Changing Name to Oil Retrieval Systems, Inc.

3.6       *         By Laws of the Corporation

3.7       *         Articles  of  Incorporation  of  Power   Exploration,   Inc.
                    (Nevada) dated May 14, 1998

3.8       *         By Laws of Power  Exploration,  Inc.  (Nevada) Dated June 1,
                    1998

10.1      *         Acquisition  Agreement  Dated December 8, 1999 between Power
                    exploration,    Inc.   and   Rife   Oil   Properties,   Inc.
                    (Incorporated herein by reference from Exhibits to the Company's Form 8-K filed December 13, 1999).

10.2      *         Agreement  to  Extend  Repayment  Obligation  Between  Power
                    Exploration, Inc. and Trident III LLC Dated May 1, 1999

10.3      *         Advisory  Agreement entered into between Power  Exploration,
                    Inc. and Ronald Welborn Dated October 21, 1999

10.4      **        Compromise  Settlement  Agreement  and Mutual  Release dated
                    December  20,  1999  between  Power  Exploration,  Inc.  and
                    Benchmark Equity Group, Inc., Rife Oil Properties, Inc., and
                    Jeffrey W. Tomz.

10.5      **        Compromise  Settlement  Agreement  and Mutual  Release dated
                    December  20,  1999  between  Power  Exploration,  Inc.  and
                    Trident III, L.L.C.

10.6      **        Compromise  Settlement  Agreement  and Mutual  Release dated
                    December  20,  1999  between  Power  Exploration,  Inc.  and
                    Benchmark Equity Group, Inc.

10.7      **        Purchase  Agreement  dated  December 20, 1999 between  Power
                    Exploration, Inc. and Benchmark Equity Group, Inc.

10.8      **        Purchase  Agreement  dated  December 20, 1999 between  Power
                    Exploration, Inc. and Trident III, L.L.C.

10.9      32        Fee Agreement for Legal Services between Power  Exploration,
                    Inc. and Richard Surber dated March 24, 2000.

10.10     35        Contract for Financial  Public  Relations  Services  between
                    Power  Exploration,  Inc.  and  Interwest  Associates  dated
                    September 15, 2000.

10.11     42        Advisory  Agreement  dated  September 21, 2000 between Power
                    Exploration, Inc. and Howard A. Pence.

10.12     47        Agreement  between  Power  Exploration,   Inc.  and  Genesis
                    Capital Corp. dated February 9, 2000, for the acquisition of Lincoln Health Fund, Inc.

10.13     58        Advisory  Agreement entered into between Power  Exploration,
                    Inc. and Ronald Welborn Dated December 8, 1999.

10.14     64        Advisory  Agreement entered into between Power  Exploration,
                    Inc. and Allen Z. Wolfson Dated December 8, 1999.

10.15     71        Merger and Acquisition Agreement dated March 20, 2000 (Pepin
                    Oil Company, Inc. Acquisition).

21.1      *         Subsidiaries of the Issuer

23        87        Consent of Auditor

27        88         Financial Data Schedule "CE"

99.1      *         Oil Lease Information Per Industry Guide for Corsicana Field
                    Near Dallas Texas

99.2      *         Oil Lease  Information  Per  Industry  Guide for Polk County
                    Texas Leases

* Previously filed and incorporated herein by reference from the Form 10-KSB filed January 14, 2000 by the Company.

** Previously filed and incorporated herein by reference from the Form 10-QSB filed February 22, 2000 by the Company.