Form 10QSB
period 2000-12-31
POWER EXPLORATION INC
filed 2001-02-20
CIK 316621

=======================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December31, 2000

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------.


         Commission file number:000-09419
                                ---------


                             POWER EXPLORATION, INC.
                        ------ ------------------------
        (Exact name of small business issuer as specified in its charter)




--------------------------------------------------------------------------------


              Nevada                                  84-0811647
             -------                                  ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)
-------------------------------------------------------------------------------



                  5416 Birchman Avenue, Fort Worth, Texas   76107
                -------------------------------------------------
               (Address of principal executive office)    (Zip Code)


                                 (817) 377-4464
                           (Issuer"s telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No
                                        --             ----


         The number of outstanding shares of the issuer"s common stock, $0.02 par value (the only class of voting stock), as of December 31, 2000 was 13,977,781.
         =======================================================================

                               TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS..................................................3

    Condensed Balance Sheets as of September 30, 2000 and December 31, 2000..F-1

    Condensed Statements of Operations
       for the Three Month Periods Ended December 31, 2000 and 1999..........F-2

    Condensed Statements of Cash Flows
             for the Three Month Periods Ended December 31, 2000 and 1999....F-3

    Notes to Unaudited Condensed Financial Statements........................F-5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4

                          PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.......................................................5

ITEM 2 CHANGES IN SECURITIES...................................................5

ITEM 6 EXHIBITS AND REPORTS OF FORM 8-K........................................6

INDEX TO EXHIBITS..............................................................8

PART I- FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

         As used herein, the term Company" refers to Power Exploration, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended December 31, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F- 14 and are incorporated herein by this reference.


                                              POWER EXPLORATION AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEET


                                                                            Dec. 31, 2000                 Sept. 31, 2000
                                                                               Unaudited                      Audited
                                 ASSETS
         CURRENT ASSETS
         Cash                                                              $       4,597               $             -
         Accounts Receivable                                                      17,829                             -
         Accounts Receivable - Related Party                                           -                        22,806
                                                                            ------------               ---------------
         Total Current Assets                                                     22,426                        22,806
                                                                            ------------              ----------------
         OIL & GAS PROPERTIES, FULL COST METHOD
         Properties being amortized                                            8,856,890                     8,856,890
                                                                            ------------              ----------------
         Less:  Accumulated depreciation, depletion &                            (27,846)                      (27,567)
                  amortization
                                                                            ------------              ----------------
         Net Oil and Gas Properties                                            8,828,044                     8,829,323
                                                                            ------------              ----------------
         PROPERTY AND EQUIPMENT
         Property and Equipment                                                    1,374                         1,374
         Accumulated Depreciation                                                   (687)                         (618)
                                                                            ------------              ----------------
         Total Property and Equipment                                                687                           756
                                                                            ------------              ----------------
         OTHER ASSETS
         Net Assets of Discontinued Operations                                    52,452                        37,990
         Other                                                                     7,155                         6,037
                                                                            ------------              ----------------
         Total Other Assets                                                       59,607                        44,027

         TOTAL ASSETS                                                       $  8,911,764               $     8,896,912
                                                                            ============              ================
         LIABILITIES AND STOCKHOLDERS'
                    EQUITY

         CURRENT LIABILITIES
         Cash Overdraft                                                     $          -                         7,960
          Accounts Payable and Accrued Expenses                             $    355,877               $       267,188
         Accounts Payable - Related Parties                                      280,435                       165,113
         Notes Payable                                                           250,000                       250,000
         Notes Payable -- Related Parties                                         30,000                        30,000
                                                                            ------------              ----------------
         Total Current Liabilities                                          $    916,312               $       720,261
                                                                            ------------              ----------------

         LONG TERM LIABILITIES
                                                                            ------------              ----------------
         Total Liabilities                                                  $    916,312               $       720,261
                                                                            ------------              ---------------

         STOCKHOLDERS' EQUITY
         Common Stock ($.02 par value; 50,000,000 shares
         authorized, 13,977,781 shares issued & outstanding)                     279,555                       278,023
         Additional Paid-In Capital                                           33,430,072                    33,396,290
         Accumulated Deficit                                                 (25,714,175)                  (25,497,662)
                                                                            ------------              ----------------
         Total Stockholders' Equity                                         $  7,995,452              $      8,176,651
                                                                            ------------              ----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  8,911,764              $      8,896,912
                                                                            ============              ================


---------------------------------------------------------------- ---------------

                       POWER EXPLORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                             3 Months Ending         3 Months Ending
                                                              Dec. 31, 2000            Dec 31, 1999
                                                               Unaudited                Unaudited
REVENUE

Oil and Gas Sales                                         $         40,807           $       15,144
Rig Sales                                                                -                    5,041
Drilling Revenue                                                       447                    6,327
                                                          -----------------         ----------------
Total Revenue                                                       41,254                   26,512
                                                          -----------------         ----------------

COST OF REVENUE
Lease Operating                                                      37,265                  69,011
Production Taxes                                                      1,884                     700
Depreciation, Depletion & Amortization                                  348                  12,842
                                                          -----------------         ----------------
Total Cost of Revenue                                                39,497                  82,553
                                                          -----------------         ---------------
GROSS PROFIT                                                          1,757                 (56,041)
                                                          -----------------         ---------------

EXPENSES

General and Administrative                                          198,841                 480,093
Interest Expense                                                      6,980                  10,214
                                                          -----------------         ---------------
Total Expenses                                                      205,821                 490,307
                                                          -----------------         ---------------

PROFIT (LOSS) BEFORE DISCONTINUED OPERATIONS
AND PROVISION FOR INCOME TAXES                                    (204,064)                (546,348)
                                                         ------------------         ---------------
INCOME TAXES                                                             -                        -
Net Loss from Continuing Operations                               (204,064)                (546,348)
                                                          -----------------         ---------------

Operating Loss - Discontinued Operations                          (112,448)                       -
Loss on Disposal of Discontinued Operations                              -                        -
                                                          -----------------         ---------------
NET PROFIT (LOSS)                                                  (216,512)               (546,348)
                                                          ==================        ===============
PROFIT (LOSS) PER SHARE                                    $          (0.01)        $         (0.06)
                                                          ==================        ===============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                              18,150,531                9,569,260
                                                          ==================        ==============


                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS

        FOR THE PERIODS ENDING DECEMBER 31, 2000 AND SEPTEMBER 30,2000




                                                                          Dec.31,2000          Sept. 30, 2000
        CASH FLOW FROM OPERATING ACTIVITIES
                  Net(Loss)                                              $   (216,512)     $       (17,611,913)
                  Adjustments to Reconcile Net (Loss) to Net Cash
                  From Operating Activities
                      Interest Expense                                   $          -      $         1,341,707
                      Depreciation, Depletion and Amortization           $        348      $            19,058
                      Amortization of Loan Fees                          $          -                        -
                      Amortization of Discount on Bonds Payable          $          -      $                 -
                      Issuance of Shares and Warrants for Services,      $                                   -
                       Employee Compensation and Liability
                       Settlements                                       $          -      $        12,479,515
                      Loss on Disposal of Assets                         $          -      $         3,308,459
                  Changes in Operating Assets and Liabililties:
                    Decrease in Receivables                              $          -      $                 -
                    (increase) Decrease in Receivable-Related Party      $      4,977      $           (14,587)
                    (Increase) Decrease in Prepaid and Other Assets      $    (15,580)     $                 -
                    Increase in Accounts Payable and
                       Accrued Expenses                                  $    196,051      $                 -
                    Cash Overdraft                                       $          -      $             7,960

                             NET CASH (USED) IN
                              CONTINUING OPERATIONS                      $    (30,716)     $          (469,801)
                                                                          ------------          --------------
                           NET CASH PROVIDED (USED) BY
                              DISCONTINUED OPERATIONS                    $          -      $           176,818
                                                                          ------------          --------------
                           NET CASH (USED) IN
                              OPERATING ACTIVITIES                       $          -      $          (292,983)
                                                                          ------------          --------------
      CASH FLOW FROM INVESTING ACTIVITIES
                    Cost of Oil and Gas Properties
                    Purchase of Office Equipment
                    Proceeds from Sale of Real Estate                    $          -      $           163,808
                                                                          ------------          --------------
                           NET CASH PROVIDED (USED) IN
                              INVESTING ACTIVITIES                       $          -      $           163,808
                                                                          ------------          --------------


                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (Continued)

         FOR THE PERIOD ENDED DECEMBER 31, 2000 AND SEPTEMBER 30,2000


                                                                  Dec.31,2000        Sept 30, 2000
        CASH FLOW FROM FINANCING ACTIVITIES
                 Proceeds from Borrowings                        $                  $      130,000
                 Repayment fo Borrowings                         $                  $     (100,000)
                 Proceeds from Sale of Stock                     $                  $       90,000
                 Increase in Common Stock                        $   1,532          $            -
                 Increase in Addtl Paid In Capital               $  33,782          $            -
                                                                 ------------        --------------
                   NET CASH PROVIDED (USED) IN
                      FINANCING ACTIVITIES.                      $  35,314          $      120,000
                                                                 ------------        --------------
       NET DECREASE IN CASH                                      $   4,598          $       (9,175)

       CASH AT BEGINNING OF PERIOD                               $                  $        9,175
                                                                 ------------        --------------
       CASH AT END OF YEAR                                       $   4,598          $            -
                                                                 ===========         ==============
       SUPPLEMENTAL SCHEDULE OF CASH FLOW
        INFORMATION
                 Cash Paid During the Period For:
                   Interest                                      $       -          $            -
                                                                 ===========         ==============
                   Income Taxes                                  $       -          $            -
                                                                 ===========         ==============
       SUPPLEMENTAL SCHEDULE OF NONCASH
        INVESTING AND FINANCING ACTIVITIES:
               Purchase of Oil and Gas Properties                $       -          $    1,721,980
               Purchase of Real Estate                           $       -          $    3,468,000
               Reduction in Accounts Payable and
                 Accrued Expenses                                $       -          $    5,680,888
               Notes Payable Settlements                         $       -          $      351,313
               Settlements of Debenture Liability                $       -          $            -
               Issuance of Shares                                $       -          $   (6,109,381)
                                                                 ----------        ---------------
                                                                 $       -          $            -
                                                                 ==========        ===============

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties (Continued)

future net revenues (using prices and cost rates as of the balance sheet date) from proved reserves and discounted at ten percent per annum, plus (2) costs not being amortized, less (3) related income tax effects. Excess costs are charged to proved property impairment expense.

Sales and Retirements Policies: No gain or loss is recognized on the sale of oil and gas properties unless non recognition would significantly alter the relationship between capitalized costs and remaining proved reserves for the affected amortization base. When gain or loss in not recognized, the amortization base is reduced by the amount of sales proceeds.

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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable and short-term debt. The carrying amounts of cash, accounts receivable, accounts payable and short-term debt approximate fair value due to the relatively short maturity of these instruments.

Long - Lived Assets

Long - lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long lived assets to be disposed of are reported at the lower of carrying amount of fair value less cost to sell.

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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Potential common stock has been excluded from the computation of earnings per share since the inclusion of options and warrants would be antidilutive.


NOTE 2: NOTES PAYABLE

Notes payable at December 31, 2000 and 1999 consist of the following:

                                                   2000               1999
                                                ---------        ------------

    a) Note Payable - Trident III, L.L.C.       $        -         $250,000
    b) Note Payable - Business Exchange
         Investments, Inc.                         250,000          250,000
    c) Note Payable - Related Party                      -
                                                                    101,313
    d) Note Payable - Related Party                 30,000                -
                                                 ----------        ----------
                                                  $280,000         $601,313
                                                  =========        ==========

     a) The Company was indebted to Trident III, L.L.C. under terms of a promissory note dated October 21, 1998 in the amount of $250,000. Terms of the note provide for interest at a rate of 10% per annum, with an original maturity date of April 20, 1999. The Company issued 1,000 shares of its common stock to Trident III, L.L.C. in connection with this loan. The loan has been extended at various times. The Company issued a total of 2,600 shares of its common stock in consideration of these extensions. When the note was extended to September 30, 1999, the Company agreed that if the note was not paid on or before September 30,

                           POWER EXPLORATION, INC. AND
                                  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


         NOTE 2: NOTES PAYABLE (Continued

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

     b) The Company is indebted to Business Exchange Investment, Inc. under terms of a promissory note dated September 15, 1998. Terms of the note provide for interest at a rate of 10% per annum with an extended maturity date of March 15, 2000. At December 31, 2000, the note remains outstanding, therefore, the Company is in default on this note. The note is collateralized by 100% of the shares of OSI.

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

     d) The Company was indebted to M.O. Rife III, Trust A under the terms of promissory notes dated September 14, 2000 and September 20, 2000, in an aggregate amount of $30,000. Terms of the notes provide for interest at the rate of I 1 % per annum, with original maturity dates of February 14, 2001 and February 20, 2001.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 3: WARRANTS

At December 31, 2000, the Company had the following common stock purchase warrants outstanding:

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

          The warrants described in items (b) through (d) above are subject to a "cashless exercise" provision (the "warrant exchange"),

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 3: WARRANTS (Continued)

In connection with any Warrant Exchange, the Holder's Warrant certificate shall represent the right to subscribe for or acquire (1) the number of Warrant Shares (rounded to the next highest integer) equal to (A) the number of Warrant Shares specified by the Holder in its Notice of Exchange (the "Total Share Number") less (B) the number of Warrant Shares equal to the quotient obtained by dividing
(i) the product of the Total Share Number and the existing Exercise Price (as Defined) per Share by (ii) the Market Price (as defined) of a share of Common Stock.

As of December 31, 2000, the Company issued 3,588 shares of its common stock in a cashless exercise of 7,250 warrants. No warrants were exercised as of December 31, 2000.

NOTE 4: RELATED PARTY TRANSACTIONS

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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 4: RELATED PARTY TRANSACTIONS (Continued)

     d) In February 2000, the Company purchased all of the outstanding stock of The Lincoln Health Fund, Inc. ("Lincoln") from a stockholder of the Company. Lincoln's only asset was a parcel of land located in Fort Worth, Texas, which was subsequently sold in August 2000. The transaction is summarized as follows:

                  Fair Value of 600,000 Shares Issued for
                           Real Estate in February 2000              $3,468,000
                  Net Proceeds from Sale of
                           Real Estate in August 2000                   163,808
                                                                     -----------
                  Loss on Disposal of Asset                          $3,304,192
                                                                     ==========

     e) Rife Oil Properties, Inc. ("Rife"), a Company owned by a director is the operator of all oil and gas leases owned by the Company. For the quarter ended December 31, 2000, Rife charged the Company $53,536 for operating the Company's oil and gas wells.

     f)   The Company borrowed money from the M.O. Rife III, Trust A as follows:

                                                Interest             Due
                   Date             Amount        Rate               Date
                   ----             ------      --------    --------------------

            May 3, 2000             $15,000        11%        October 3, 2000
            September 14, 2000       10,000        11%        February 14, 2000
            September 20, 2000        5,000        11%        February 20, 2000
                                  ---------
                                    $30,000

     Interest expense on these notes for the quarter ended December 31, 2000 was $830.76.

     g) In June 2000, the Company's chief financial officer paid the Company's auditor $12,547 for services rendered. The funds advanced by the chief financial officer are reflected in the December 31, 2000, balance sheet as accounts payable to related party.

     h) The Company issued 180,000 shares of its common stock with an aggregate value of $370,956 to its executive officers as employee compensation.

     i) The Company leases its office space from the Rife Trust, with a monthly rental of $3,325.

     During the quarter ended December 31, 2000:

     a) The Company's chief financial officer paid International Business Travel $2,615.80 for business related travel. The funds advanced by the chief financial officer are reflected in the December 3 1, 2000, balance sheet as accounts payable to related party.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 5: CONSULTING AGREEMENTS

During the quarter ended December 31, 2000, the Company issued 125,000 shares of common stock to Peter Kristensen with a value of $54,687.50 under Advisory Agreement dated October 16, 2000, for consulting services.

 NOTE 6: SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES

         a) The Company issued 125,000 shares of common stock to Peter Kristensen pursuant to an Advisory Agreement dated October 16, 2000, for consulting services.

         b) On November 22, 2000, the Company canceled 50,000 shares of common stock previously issued to Simon, Warner & Doby, LLP for legal services.

         c) On November 22, 2000, the Company canceled 3,358,000 shares of common stock previously issued to J. Paul Pepin, Trustee pursuant to an agreement to acquire 100% of Pepin Oil Company. The transaction was never consummated.

         d) On November 22, 2000, the Company canceled 5,000,000 shares of common stock previously issued to Hardin County Investment & Development de Mexico pursuant to an agreement to obtain financing for its operations through the sale of restricted stock . The transaction did not close and has been canceled.

NOTE 7:    COMMITMENTS AND CONTINGENCIES

         a) The Company has entered into various non-cancelable operating lease agreements for office equipment.

             Future minimum lease payments under these lease agreements for each of the years ended September 30 are as follows:

                           2001                                        $18,827
                           2002                                         15,799
                           2003                                          9,423
                           2004                                             947
                                                                      ---------
               Total minimum lease payments                             $44,996
                                                                      =========

               Rent expense included in the financial statements for the quarter ended December 31, 2000, totaled $9,975.00.

         b) The Company has pledged 100% of the shares of Oil Seeps, Inc., a wholly owned subsidiary, as collateral for a $250,000 promissory note due on March 15, 2000.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 8: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of December 31, 2000, the Company has a working capital deficit of $893,886 and an accumulated deficit of $25,714,172. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital deficit. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of Power Exploration, Inc. ("Power" or the "Company") to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although Power believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by Power or any other person that the objectives and plans of Power will be achieved.

General

During the first quarter of 2001, Power Exploration, Inc. and its subsidiaries (hereinafter the "Company" unless the context indicates otherwise) continued to improve its financial condition. Power decreased its net losses over the comparable quarter in 2000. As a direct result of slightly increased revenues and decreased general and administration expenses for the three months ended December 31, 2000, Power"s overall financial health has somewhat improved.

The following discussion of the consolidated financial condition and results of operations of Power should be read in conjunction with the consolidated financial statements of Power and the notes thereto included in Item 1 of Part I of this Report.

Financial Results

Revenues

Oil and gas sales increased $25,633, or 59%, to $40,807 for the three months ended December 31, 2000 from $15,144 for the three months ended December 31, 1999. The increase in sales was due to increased prices the Company has received for its oil and gas products. Equipment sales decreased $5,041, or 100%, to $0.00 for the three months ended December 31, 2000 from $5,041 for the three months ended December 31, 1999. This decrease is due to the discontinued operations of the Company"s ORS, Inc. subsidiary. To date, Power has been putting the necessary components in place to create ongoing income, and these efforts should begin to be realized during the second half of the 2001 fiscal year.

Costs and Expenses

Power's general and administrative expenses decreased $281,180, or 42%, to $198,913 for the three months ended December 31, 2000 from $480,093 for the three months ended December 31, 1999. The change in the dollar amount of general and administrative expenses was due primarily to a decrease in consulting expenses for the quarter that were recorded at the fair market value of time of issuance. Other major components of general and administrative expenses included a reduction in legal fees and a cutback in office staff.

Net Loss

Net loss for the three months ended December 31, 2000 was $216,510, or $.01 per share, compared to a loss of $546,348, or $.06 per share, for the three months ended December 31, 1999. The Company used cash in the amount of $30,716 to support its operating activities during the three months ending December 31, 2000, versus 1,114,065 for the three months ended December 31, 1999. The Company increased its cash position by $4,600 from the previous period, through operating and financing activities.

Liquidity and Capital Resources

The Company's working capital deficit on December 31, 2000 was $893,886 compared to a deficit of $697,455 on September 30, 2000. The Company's current ratio was
 .02 versus a current ratio of .31 for the previous period.

Cash and cash equivalents totaled $22,426 at December 31, 2000, a $380 decrease from September 30, 2000 The Company's debt totaled $916,312 at December 31, 2000, from $1,286,250 at December 31, 1999, down 25% for the same period. The decrease was due to the conversion of some short-term debt to common stock.

Long Term Debt

On December 31, 2000, Power had no long-term debt. Although 89% of Power"s assets are comprised of oil and gas properties that are not a current asset, all of Power"s borrowings have been short term in nature. This has aggravated Power's cash position and produced lower measures of financial performance than would otherwise be possible.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

During the first quarter ending December 31, 2000, no material developments occurred regarding Power"s legal proceedings. For more information please see Power"s Form 10KSB for the year ended September 30, 2000 which is incorporated herein by reference.

ITEM 2. Changes in Securities and Use of Proceeds

Recent sales of Unregistered Securities

The following is a list of all securities sold by Power within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

Pursuant to an Advisory Agreement dated October 18, 2000, the Company issued 125,000 shares of its $0.02 par value common stock to Peter Kristensen for consulting services. The shares were valued at $54,000. The shares were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for services rendered to the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold the stock since the issue date; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company. (See
Exhibit 10.1, p.9)

ITEM 6.  Exhibits and Reports on Form 8-K


     (a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page _ of this Form 10-QSB, and are incorporated herein by this reference.

     (b) Reports on Form 8-K. Power filed a Form 8-K on October 4, 2000, which is incorporated herein by this reference. In the filing, the Company reported that:

On September 27, 2000, the registrant engaged Killman, Murrell, & Company, P.C. as its independent auditors to replace Merdinger, Frutcher, Rosen, & Corso, P.C. (the "Accountant"). The Company has asked that the Accountant submit a letter to the Securities & Exchange Commission to the effect that it has no material disagreements with the statements made in this Item 4, confirming that the Accountant had no disagreements with management of the Company related to matters that are material to the Company's 1999 financial statements.






                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Power Exploration, Inc.
                                     (Registrant)


Date      February 19, 2000         /s/ Joe B. Bennett
                                    --------------------------------
                                    Joe B. Bennett, Chief Executive Officer
                                    (Duly Authorized Officer)







                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                INDEX TO EXHIBITS

EXHIBIT   PAGE
NO.        NO.  DESCRIPTION

2.1         *  Plan of Reorganization  and Change of Situs by which Titan Energy
               Corp.,  and  Power   Exploration,   Inc.  Changes  Its  Place  of
               Incorporation.

2.2         *  Agreement  and Plan of Merger  Between  Power  Exploration,  Inc.
               (Nevada) and Power Exploration, Inc. (Colorado). August 1, 1998

2.3         *  Articles of Merger Between Power  Exploration,  Inc. (Nevada) and
               Power Exploration, Inc. (Colorado). August 1, 1998

2.4         *  Action by  Incorporator.  Election of Officers  and  Directors of
               Power Exploration, Inc. (Nevada). May 31, 1998

2.5         *  Special Action by the Executive  Committee of Power  Exploration,
               Inc. dated January 11, 1999 (Incorporated herein by reference from Exhibits to the Company"s Form 8-K filed January 19, 1999).

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

3.5         *  Amendment  to  Articles  of  Incorporation  dated June 15,  1997,
               Changing Name to Oil Retrieval Systems, Inc.

3.6         *  By Laws of the Corporation

3.7         *  Articles of Incorporation  of Power  Exploration,  Inc.  (Nevada)
               dated May 14, 1998

3.8         *  By Laws of Power Exploration, Inc. (Nevada) Dated June 1, 1998

10.1        9  Advisory   Agreement   dated   October  16,  2000  between  Power
               Exploration, Inc. and Peter Kristensen.

21.1        *  Subsidiaries of the Issuer


* Previously filed and incorporated herein by reference from the Form 10-KSB filed January 14, 2000 by the Company.