Form 10QSB
period 2001-03-31
POWER EXPLORATION INC
filed 2001-05-14
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the transition period from ____________ to____________ .


        Commission file number:000-09419
                               ---------


                             POWER EXPLORATION, INC.
                        -----------------------------------
        (Exact name of small business issuer as specified in its charter)



             NEVADA                             84-0811647
   ------------------------------             --------------
   (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)            Identification No.)





           5416 Birchman Ave., Fort Worth, Texas                76107
           --------------------------------------            -----------
           (Address of principal executive office)             (Zip Code)


                                 (817) 377-4464
                                ----------------
                           (Issuer's telephone number)


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


        The number of outstanding shares of the issuer"s common stock, $0.02 par value (the only class of voting stock), as of March 31, 2001 was 15,602,781.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..............................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..............................7


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................9

SIGNATURES................................................................10

INDEX TO EXHIBITS.........................................................11

PART I-   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

As used herein, the term "Power" refers to Power Exploration, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for Power as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto.












                      [This Space Intentionally Left Blank]

                        POWER EXPLORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                Mar 31, 2001    Sept 30, 2000
                                                                                Unaudited       Audited
                                                                                -------------   -------------
                               ASSETS
CURRENT ASSETS
Cash                                                                            $         -     $          -
Accounts Receivable                                                                       7                -
Accounts Receivable - Related Party                                                       -           22,806
                                                                                ------------    -------------
Total Current Assets                                                                      7           22,806
                                                                                ------------    -------------

OIL & GAS PROPERTIES, FULL COST METHOD
Properties being amortized                                                        8,856,890        8,856,890

Less:  Accumulated depreciation, depletion & amortization                           (28,125)         (27,567)
                                                                                ------------    -------------
Net Oil and Gas Properties                                                        8,828,765        8,829,323
                                                                                ------------    -------------

PROPERTY AND EQUIPMENT
Property and Equipment                                                                1,374            1,374
Accumulated Depreciation                                                               (755)            (618)
                                                                                ------------    -------------
Total Property and Equipment                                                            619              756
                                                                                ------------    -------------

OTHER ASSETS
Net Assets of Discontinued Operations                                                66,938           37,990
Other                                                                                 6,037            6,037
                                                                                ------------    -------------
Total Other Assets                                                                   72,975           44,027


TOTAL ASSETS                                                                    $ 8,902,366     $  8,896,912
                                                                                ============    =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash Overdraft                                                                  $     1,042     $      7,960
Accounts Payable and Accrued Expenses                                               429,001          267,188
Accounts Payable-Related Parties                                                    104,663          165,113
Notes Payable                                                                       250,000          250,000
Notes Payable -- Related Parties                                                     30,000           30,000
                                                                                ------------    -------------
Total Current Liabilities                                                           814,706          720,261
                                                                                ------------    -------------

LONG TERM LIABILITIES                                                                     -                -
                                                                                ------------    -------------
Total Liabilities                                                                   814,706          720,261
                                                                                ------------    -------------

STOCKHOLDERS' EQUITY
Common Stock ($.02 par value; 50,000,000 shares authorized,
15,602,781 and 13,901,171 shares issued & outstanding, respectively)                312,056          278,023
Additional Paid-In Capital                                                       33,555,677       33,396,290
Accumulated Deficit                                                             (25,780,073)     (25,497,662)
                                                                                ------------    -------------
Total Stockholders' Equity                                                        8,087,660        8,176,651
                                                                                ------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 8,902,366     $  8,896,912
                                                                                ============    =============

                        POWER EXPLORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                         6 Months Ending        6 Months Ending
                                                                          Mar 31, 2001           Mar 31, 2000
                                                                           Unaudited              Unaudited
                                                                         ----------------       --------------
REVENUE
Oil and Gas Sales                                                          $    82,864          $      62,254
Rig Sales                                                                            -                  5,041
Miscellaneous Revenue                                                               89                 24,377
                                                                           -------------        --------------
Total Revenue                                                                   82,953                 91,672
                                                                           -------------        --------------

COST OF REVENUE
Lease Operating                                                                124,507                137,173
Production Taxes                                                                 3,263                  2,877
Depreciation, Depletion & Amortization                                             695                 25,684
Cost of Rig Sales & Drilling Revenue                                                 -                 (1,637)
                                                                           -------------        --------------
Total Cost of Revenue                                                          128,465                164,097
                                                                           -------------        --------------

GROSS PROFIT                                                                   (45,512)               (72,425)
                                                                           -------------        --------------

EXPENSES
General and Administrative                                                     223,930              9,579,479
Interest Expense                                                                12,969                 19,726
Asset Impairment Expense                                                             -              3,168,000
                                                                           -------------        --------------
Total Expenses                                                                 236,899             12,767,205
                                                                           -------------        --------------

PROFIT (LOSS) BEFORE OTHER INCOME
AND PROVISION FOR INCOME TAXES                                                (282,411)           (12,839,630)

Recovery of Bed Debt                                                                 -                    178
OTHER INCOME/(LOSS)

PROFIT (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                                              (282,411)           (12,839,452)

PROVISION FOR INCOME TAXES                                                           -                      -
                                                                           -------------        --------------

NET PROFIT (LOSS)                                                          $  (282,411)         $ (12,839,452)
                                                                           =============        ==============

PROFIT (LOSS) PER SHARE                                                    $    (0.02)          $      (1.81)
                                                                           =============        ==============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                          14,446,531              7,091,699
                                                                           =============        ==============

                        POWER EXPLORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                   6 Months Ending                6 Months Ending
                                                                                     Mar 31, 2001                   Mar 31, 2000
                                                                                      Unaudited                     Unaudited
                                                                                   -----------------            -------------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net (Loss)                                                                          $ (282,411)                $ (12,839,453)
   Adjustments to Reconcile Net (Loss) to Net Cash
     From Operating Activities
       Depreciation and Amortization                                                          695                        25,684
       Issuance of Common Stock for Compensation and Services                             182,322                     9,168,157
       Impairment Expense                                                                       -                     3,184,045
   Changes in Operating Assets and Liabilities                                                  -
       Accounts Receivable              Decrease(Increase)                                 22,799                        69,728
       Inventory                        Decrease(Increase)                                      -                       (75,175)
       Other Assets                     Decrease(Increase)                                      -                        (4,991)
       Prepaid & Deferred Exp.          Decrease(Increase)                                      -                           230
       Current Liabilities              Increase(Decrease)                                112,461                       661,162
       Cash Overdraft                                                                      (6,918)                            -
                                                                                       -----------                --------------

           NET CASH PROVIDED BY CONTINUING OPERATIONS                                  $   28,948                 $     189,387
                                                                                       -----------                --------------

           NET CASH (USED) BY DISCONTINUED OPERATIONS                                  $  (28,948)                $           -
                                                                                       -----------                --------------

           NET CASH PROVIDED BY OPERATING ACTIVITIES                                            -                             -
                                                                                       -----------                --------------

CASH FLOW FROM FINANCING ACTIVITIES
       New Borrowings                   Increase (Decrease)                                     -                       110,782
       Repayments                       Decrease (Increase)                                     -                             -
       Short Term Debt                  Increase (Decrease)                                     -                       160,000
       Long Term Debt                   Increase (Decrease)                                     -                             -
       Common Stock                     Increase (Decrease)                                     -                           900
       Additional Paid in Capital       Increase (Decrease)                                     -                        89,100
                                                                                       -----------                --------------

           NET CASH (USED) BY FINANCING ACTIVITIES                                              -                      (180,782)
                                                                                       -----------                --------------

   NET INCREASE (DECREASE) IN CASH                                                              -                         8,605

   BEGINNING CASH                                                                               -                         1,083

                                                                                       -----------                --------------
                                                                                       -----------                --------------
   ENCING CASH                                                                         $        -                 $       9,688
                                                                                       ===========                ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
   Reduction of Accounts Payable                                                          (11,098)                            -
   Issuance of Common Stock                                                                11,098                             -
                                                                                       -----------                --------------

                                                                                                -                             -
                                                                                       ===========                ==============

                                       5

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Power Exploration, Inc. and Subsidiaries for the year ended September 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

NOTE 2: RELATED PARTY TRANSACTIONS

During the six month period ending March 31, 2001:

a) The company's chief financial officer paid International Business Travel $2,615.80 for business related travel. The funds advanced by the chief financial officer are reflected in the March 31, 2001 balance sheet as accounts payable to related party.

b) On March 29, 2001, the company issued 1,500,000 shares of its common stock to its executive officers in lieu of accrued wages.

NOTE 3: CONSULTING AGREEMENTS

During the six month period ending March 31, 2001:

a) On October 24, 2000, the Company issued 125,000 shares of common stock to Peter Kristensen with a value of $54,687.50 under Advisory Agreement dated October 16, 2000, for consulting services.

NOTE 4: SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES


a) January 10, 2001, the Company issued 100,000 shares of common stock to Richard Surber for current and non-legal services under Fee Agreement for Non-Legal Services dated January 9, 2001.

b) On January 16, 2001, the Company canceled 20,000 shares of common stock previously issued to Fauniel D. Rowland, Esq. for legal services.

c) On January 31, 2001, the Company issued 45,000 shares of common stock to Warren J. Soloski for legal services.

NOTE 5:  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of March 31, 2001, the Company has a working capital deficit of $814,699 and an accumulated deficit of $25,780,073. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital deficit. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Business

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

General

During the second quarter of 2001,Power Exploration, Inc. and its subsidiaries (hereinafter "Power" unless the context indicates otherwise) continued to pursue capital financing alternatives and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of Power should be read in conjunction with the consolidated financial statements of Power and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

Gross revenues for the three and six months ended March 31, 2001, were $41,699 and $82,953 compared to $65,160 and $91,672 for the same periods in 2000, a 36% and 9.5% decrease in revenues for the respective periods in 2000. The gross revenues for three months ended March 31, 2001, were lower than the comparable quarter in 2000 due to a decrease in equipment sales.

Costs and Expenses

Costs of revenues for the three and six months ended March 31, 2001, were $76,520 and $128,465 compared to $81,544 and $164,097 for the same periods in 2000. The decrease in the costs of revenues is primarily due to decreases in lease operating expenses.

Interest and general, and administrative and asset reduction expenses were $31,079 and $236,899 for the three and six months ended March 31, 2001 compared to $12,276,898, and $12,767,205 for the same period in 2000. The primary reason for the decrease was a significant decrease in consulting fees paid by the Company through the issuance of its common stock, which were valued and recorded at prevailing market share prices and the elimination of asset reduction expenses in 2001.

Gross Loss

Gross losses for the three and six months ended March 31, 2001, were $34,821 and $45,512 compared to $16,384 and $72,425 for the same periods in 2000. Gross loss as a percentage of revenues was 84% and 55% for the three and six months ended March 31, 2001, compared to 25% and 79% for the same periods in 2000.

Net losses for the three and six months ended March 31, 2001, were $65,900 and $282,411 compared to net losses of $12,293,104 and $12,839,453 for the same periods in 2000. The losses in 2000 were significantly greater than in 2001 due to the volume of shares issued in 2000 for compensation and services and the asset reduction expenses.

Liquidity and Capital Resources

At March 31, 2001, the Company had current assets of $7 and total assets of $8,902,366 as compared to $22,806 and $8,896,912, respectively at September 30, 2000. The Company's working capital deficit of $814,699 at March 31, 2001 compared to a working capital deficit of $697,455 at September 30, 2000 shows a decrease of $117,244 for the year to date from the figure for the year ended September 30, 2000.

Net stockholders' equity in the Company was $8,087,660 as of March 31, 2001, compared to $8,176,651 at year-end on September 30, 2000. This decrease is due primarily to consulting fees paid by the Company through the issuance of its common stock, which were valued and recorded at prevailing market share prices.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K


(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page _ of this Form 10-QSB, and are incorporated herein by this reference.

(b)     Reports on Form 8-K. None.
         -------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Power Exploration, Inc.
                                  (Registrant)




Date      May ___, 2001             /S/Joe Bill Bennett
                                    -------------------------
                                    Joe Bill Bennett, Chief Executive Officer




Date      May __, 2001              /S/ Mark Zouvas
                                    ---------------------------
                                    Mark Zouvas, Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT      PAGE
NO.          NO.             DESCRIPTION

2.1          *                Plan of Reorganization and Change of Situs
                              by which Titan Energy Corp., and Power
                              Exploration, Inc. Changes Its Place of
                              Incorporation.

2.2          *                Agreement and Plan of Merger Between Power
                              Exploration, Inc. (Nevada) and Power Exploration,
                              Inc. (Colorado). August 1, 1998.

2.3          *                Articles of Merger Between Power Exploration,
                              Inc. (Nevada) and Power Exploration, Inc.
                              (Colorado). August 1, 1998.

3.1          *                Articles of Incorporation of Imperial Energy
                              dated October 31, 1979.

3.2          *                Amendment to Articles of Incorporation dated
                              June 26, 1984.

3.3          *                Amendment to Articles of Incorporation dated
                              September 25, 1996.

3.4          *                Amendment  to  Articles  of  Incorporation  dated
                              June  15,  1997,  changing  name  to Oil
                              Retrieval Systems, Inc.

3.5          *                Articles of Incorporation of Power Exploration,
                              Inc. (Nevada) dated May 14, 1998.

3.6          *                By Laws of Power Exploration, Inc.
                              (Nevada) Dated June 1, 1998.

* Previously filed and incorporated herein by reference from the Form 10-KSB filed January 14, 2000.