Form 10QSB
period 2001-06-30
POWER EXPLORATION INC
filed 2001-08-13
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the transition period from ____________to___________ .



                        Commission file number:000-09419
                                               ---------


                             POWER EXPLORATION, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




NEVADA                                                 84-0811647
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)



5416 Birchman Ave.,
Fort Worth, Texas                                       76107
-------------------------------------------------------------------------------
(Address of principal executive office)               (Zip Code)


                                 (817) 377-4464
                           --------------------------
                           (Issuer's telephone number)


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


         The number of outstanding shares of the issuer"s common stock, $0.02 par value (the only class of voting stock), as of June 30, 2001 was 15,602,781.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................9


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................11

SIGNATURES...................................................................12

INDEX TO EXHIBITS............................................................13

PART I-   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

As used herein, the term "Power" refers to Power Exploration, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for Power as of the quarter ended June 30, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto.












                      [This Space Intentionally Left Blank]

                        POWER EXPLORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   June 30, 2001             Sept 30, 2000
                                                                     Unaudited                 Audited
ASSETS
CURRENT ASSETS
Cash                                                               $       170               $         -
Accounts Receivable                                                          -                         -
Accounts Receivable - Related Party                                          -                    22,806
                                                                   -----------               -----------
Total Current Assets                                                       170                    22,806
                                                                   -----------               -----------

 OIL & GAS PROPERTIES, FULL COST METHOD
Properties being amortized                                           8,856,890                 8,856,890

 Less:  Accumulated depreciation, depletion & amortization             (28,404)                  (27,567)
                                                                   -----------               -----------
Net Oil and Gas Properties                                           8,828,486                 8,829,323
                                                                   -----------               -----------

PROPERTY AND EQUIPMENT
Property and Equipment                                                   1,374                     1,374
Accumulated Depreciation                                                  (824)                     (618)
                                                                   -----------               -----------
Total Property and Equipment                                               550                       756
                                                                   -----------               -----------

OTHER ASSETS
Net Assets of Discontinued Operations                                   70,348                    37,990
Other                                                                    6,037                     6,037
                                                                   -----------               -----------
Total Other Assets                                                      76,385                    44,027
                                                                   -----------               -----------

TOTAL ASSETS                                                       $ 8,905,591               $ 8,896,912
                                                                   ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash Overdraft                                                     $         -               $     7,960
Accounts Payable and Accrued Expenses                                  590,382                   267,188
Accounts Payable-Related Parties                                       114,363                   165,113
Notes Payable                                                          250,000                   250,000
Notes Payable -- Related Parties                                        30,000                    30,000
                                                                   -----------               -----------
Total Current Liabilities                                              984,745                   720,261
                                                                   -----------               -----------

LONG TERM LIABILITIES                                                        -                         -
                                                                   -----------               -----------
Total Liabilities                                                      984,745                   720,261
                                                                   -----------               -----------

STOCKHOLDERS' EQUITY
 Common Stock ($.02 par value; 50,000,000
  shares authorized, 15,602,781 and 13,901,171 shares
  issued & outstanding, respectively)                                  312,056                   278,023
Additional Paid-In Capital                                          33,555,677                33,396,290
Accumulated Deficit                                                (25,946,887)              (25,497,662)
                                                                   -----------               -----------
Total Stockholders' Equity                                           7,920,846                 8,176,651
                                                                   -----------               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 8,905,591               $ 8,896,912
                                                                   ===========               ===========

                        POWER EXPLORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                          3 Months Ending       3 Months Ending              9 Months Ending        9 Months Ending
                                            Jun 30, 2001          Jun 30, 2000                 Jun 30, 2001           Jun 30, 2000
                                             Unaudited              Unaudited                    Unaudited              Unaudited
REVENUE
Oil and Gas Sales                           $  42,373            $    50,321                     $  125,237           $    112,575
Rig Sales                                           -                      -                              -                  5,041
Miscellaneous Revenue                             808                  1,429                            897                 25,806
                                            ---------            -----------                     ----------           ------------
Total Revenue                                  43,181                 51,750                        126,134                143,422
                                            ---------            -----------                     ----------           ------------
COST OF REVENUE
Lease Operating                                65,572                 61,835                        190,079                199,008
Production Taxes                                1,543                  2,325                          4,806                  5,202
 Depreciation, Depletion & Amortization           348                 12,842                          1,043                 38,526
Cost of Rig Sales & Drilling Revenue                -                      -                              -                 (1,637)
                                            ---------            -----------                     ----------           ------------
Total Cost of Revenue                          67,463                 77,002                        195,928                241,099
                                            ---------            -----------                     ----------           ------------

GROSS PROFIT                                  (24,282)               (25,252)                       (69,794)               (97,677)
                                            ---------            -----------                     ----------           ------------

EXPENSES
General and Administrative                    136,700              4,104,165                        360,630             13,683,644
Interest Expense                                5,832                 76,142                         18,801                 95,868
Asset Impairment Expense                            -                      -                                             3,168,000
                                            ---------            -----------                     ----------           ------------
Total Expenses                                142,532              4,180,307                        379,431             16,947,512
                                            ---------            -----------                     ----------           ------------

PROFIT (LOSS) BEFORE OTHER INCOME
AND PROVISION FOR INCOME TAXES               (166,814)            (4,205,559)                      (449,225)           (17,045,189)

OTHER INCOME/(LOSS)                                 -                      -                              -                      -
Recovery of Bad Debt                                -                      -                              -                    177
                                            ---------            -----------                     ----------           ------------

PROFIT (LOSS) BEFORE PROVISION
FOR INCOME TAXES                             (166,814)            (4,205,559)                      (449,225)           (17,045,012)

PROVISION FOR INCOME TAXES                          -                      -                              -                      -
                                            ---------            -----------                     ----------           ------------

NET PROFIT (LOSS)                           $(166,814)           $(4,205,559)                    $ (449,225)          $(17,045,012)
                                            =========            ===========                     ==========           ============

PROFIT (LOSS) PER SHARE                     $  (0.01)            $    (0.35)                     $   (0.03)           $     (1.84)
                                            =========            ===========                     ==========           ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                          15,602,781            12,150,827                     15,602,781              9,256,784
                                            ==========           ===========                     ==========           ============

                        POWER EXPLORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                               9 Months Ending           9 Months Ending
                                                                June 30, 2001             June 30, 2000
                                                                  Unaudited                 Unaudited

CASH FLOW FROM OPERATING ACTIVITIES
   Net (Loss)                                                    $ (449,225)             $(17,045,012)
   Adjustments to Reconcile Net (Loss) to Net Cash
     From Operating Activities
       Depreciation and Amortization                                  1,043                    37,689
       Non-Cash Compensation                                           -                   13,225,713
       Issuance of Common Stock for Compensation and Services       182,322                      -
       Impairment Expense                                         3,168,000                      -
   Changes in Operating Assets and Liabilities
       Accounts Receivable          Decrease(Increase)               22,806                    73,971
       Inventory  Decrease(Increase)                                   -                      (77,482)
       Other Assets        Decrease(Increase)                          -                       (1,118)
       Prepaid & Deferred Exp.      Decrease(Increase)                 -                         (450)
       Current Liabilities Increase(Decrease)                       283,542                   802,543
       Cash Overdraft                                                (7,960)                     -
                                                                  ---------              ------------

           NET CASH PROVIDED BY CONTINUING OPERATIONS                32,528                   183,854
                                                                  ---------              ------------

           NET CASH (USED) BY DISCONTINUED OPERATIONS               (32,358)                     -
                                                                  ---------              ------------

           NET CASH PROVIDED BY OPERATING ACTIVITIES                    170                   183,854
                                                                  ---------              ------------


CASH FLOW FROM FINANCING ACTIVITIES
       New Borrowings Increase (Decrease)                              -                         -
       Repayments  Decrease (Increase)                                 -                     (110,782)
       Short Term Debt Increase (Decrease)                             -                     (160,000)
       Long Term Debt Increase (Decrease)                              -                         -
       Common Stock Increase (Decrease)                                -                       90,000
                                                                  ---------              ------------

           NET CASH (USED) BY FINANCING ACTIVITIES                     -                     (180,782)
                                                                  ---------              ------------

   NET INCREASE (DECREASE) IN CASH                                      170                     3,072

   BEGINNING CASH                                                      -                        1,083

   ENDING CASH                                                   $      170              $      4,155
                                                                 ==========              ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
   Reduction of Accounts Payable                                 $  (11,098)             $       -
   Issuance of Common Stock                                          11,098                      -
                                                                 ----------              ------------

                                                                 $     -                 $       -
                                                                 ==========              ============

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Power Exploration, Inc. and Subsidiaries for the year ended September 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

NOTE 2: RELATED PARTY TRANSACTIONS

During the nine month period ending June 30, 2001:

a) The company's chief financial officer paid International Business Travel $2,615.80 for business related travel. The funds advanced by the chief financial officer are reflected in the June 30, 2001 balance sheet as accounts payable to related party.

b) On March 29, 2001, the company issued 1,500,000 shares of its common stock to its executive officers in lieu of accrued wages.

NOTE 3: CONSULTING AGREEMENTS

During the nine month period ending June 30, 2001:

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

NOTE 5:  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of June 30, 2001, the Company has a working capital deficit of $984,575 and an accumulated deficit of $25,946,887. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital deficit. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.

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

General

During the third quarter of 2001, Power Exploration, Inc. and its subsidiaries (hereinafter "Power" unless the context indicates otherwise) continued to pursue capital financing alternatives and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of Power should be read in conjunction with the consolidated financial statements of Power and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

Gross revenues for the three and nine months ended June 30, 2001, were $43,181 and $126,134 compared to $51,750 and $143,422 for the same periods in 2000, a 17% and 12% decrease in revenues for the respective periods in 2000. The gross revenues for three months ended June 30, 2001, were lower than the comparable quarter in 2000 due to a decrease in equipment sales.

Costs and Expenses

Costs of revenues for the three and nine months ended June 30, 2001, were $67,463 and $195,928 compared to $77,002 and $241,099 for the same periods in 2000. The decrease in the costs of revenues is primarily due to decreases in lease operating expenses.

Interest, general and administrative and asset reduction expenses were $142,532 and $379,431 for the three and nine months ended June 30, 2001 compared to $4,180,307 and $16,947,512 for the same period in 2000. The primary reason for the decrease was a significant decrease in consulting fees paid by the Company through the issuance of its common stock, which were valued and recorded at prevailing market share prices and the elimination of asset reduction expenses in 2001.

Gross Loss

Gross losses for the three and nine months ended June 30, 2001, were $24,282 and $67,794 compared to $25,252 and $97,677 for the same periods in 2000. Gross loss as a percentage of revenues was 56% and 55% for the three and nine months ended June 30, 2001, compared to 49% and 68% for the same periods in 2000.

Net losses for the three and nine months ended June 30, 2001, were $166,814 and $449,225 compared to net losses of $4,205,559 and $17,045,012 for the same periods in 2000. The losses in 2000 were significantly greater than in 2001 due to the volume of shares issued in 2000 for compensation and services and the asset reduction expenses.

Liquidity and Capital Resources

At June 30, 2001, the Company had current assets of $170 and total assets of $8,905,591 as compared to $22,806 and $8,896,912, respectively at September 30, 2000. The Company's working capital deficit of $984,575 at June 30, 2001 compared to a working capital deficit of $697,455 at September 30, 2000 shows a decrease of $287,120 for the year to date from the figure for the year ended September 30, 2000.

Net stockholders' equity in the Company was $7,920,846 as of June 30, 2001, compared to $8,176,651 at year-end on September 30, 2000. This decrease is due primarily to consulting fees paid by the Company through the issuance of its common stock, which were valued and recorded at prevailing market share prices.

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


                             Power Exploration, Inc.
                             (Registrant)




Date      August 10, 2001     /S/Joe Bill Bennett
                              -------------------
                               Joe Bill Bennett, Chief Executive Officer




Date      August 10, 2001      /S/Mark Zouvas
                               --------------
                               Mark Zouvas, Chief Financial Officer

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