Form 10KSB
period 2001-09-30
POWER EXPLORATION INC
filed 2002-01-16
CIK 316621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ------------------- to--------------------------

     Commission file number: 000-09419
                             ---------

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

                                 (817) 377-4464
                      -------------------------------------
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
                               Yes   x           No
                                   ----             ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total consolidated revenues for the year ended September 30, 2001, were $174,587.

The aggregate market value of the registrant's Common Stock, $0.02 par value (the only class of voting stock), held by non-affiliates was approximately $730,422 based on the average closing bid and asked prices for the Common Stock on January 10, 2002.

At September 30, 2001, the number of shares outstanding of the registrant's Common Stock, $0.02 par value (the only class of voting stock), was 141,012.

                                TABLE OF CONTENTS

                                                                        PAGE
                                     PART I


Item 1.       Description of Business........................................1

Item 2.       Description of Property....................................... 8

Item 3.       Legal Proceedings.............................................10

Item 4.       Submission of Matters to a Vote of Security-Holders...........11


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters......10

Item 6.       Management's Discussion and Analysis or Plan of Operation.....15

Item 7.       Financial Statements..........................................21

Item 8.       Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure.........................49

                                    PART III

Item 9.       Directors and Executive Officers..............................49

Item 10.      Executive Compensation........................................50

Item 11.      Security Ownership of Certain Beneficial Owners
                and Management..............................................51

Item 12.      Certain Relationships and Related Transactions................51

Item 13.      Exhibits and Reports on Form 8-K..............................52

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

The Company's swabbing rig manufacturing unit, ORS, produced a truck-mounted portable swabbing unit which eliminates the need to rig up work-over units and run tubing, rods, down hole pumps, packers and surface pump jacks, thus requiring only one person to drive and operate. The units are completely self-contained with the capacity of up to 80 barrels of oil, enabling the operator to swab approximately 25 to 35 wells per day. The swabbing procedure takes approximately 10 minutes per well. In comparison, using conventional pump jacks, the same volume of fluid removal would take 14 to 24 hours and require a near constant source of electrical power.

On May 16, 1997 the Company acquired Oil Retrieval Systems, Inc. (now Power Drilling Services, Inc.) and its portable swabbing technology, assets and liabilities from Rife Oil Properties, Inc. for 25,000 shares of the Company's restricted common stock. In September of 2000, the Company discontinued the operations of its ORS unit due to a lack of operational funding. The subsidiary still maintains an independent set of accounting records that reflect the ownership of the portable swabbing technology, however, inventory and related items have been written-off. The Company laid-off its ORS employees and canceled its facilities lease, without penalty. The Company plans on either revitalizing its ORS subsidiary with an infusion of operating capital or selling the division and its technology to a third party.

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

On June 17, 1997 the Company acquired 100% of the issued and outstanding shares of Oil Seeps, Inc. (now Power Operating, Inc.), a Texas Corporation. Oil Seeps, Inc. was acquired for 4,000 shares of restricted common stock. Oil Seeps owned certain oil and gas concessions located in Australia. These concessions allowed exploration for petroleum products and required production on or before September 30, 1999. Due to its lack of capital for exploration and drilling in Australia, the Company was unable to drill a producing well on the property and the concessions expired on September 30, 1999.

Because of the Company's focus on the acquisition and development of new and currently producing oil and gas properties, the Company will continue to seek acquisition possibilities.

As of September 30, 2001, the Company employed 5 persons all of whom are engaged in office and administrative activities.

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

The Company made exploration and development expenditures of $0.00 and $0.00 during the fiscal years ended September 30, 2000, and 2001, respectively. The Company made net lease acquisitions of $0.00 for proved and unproved properties during the fiscal year ended September 30, 2000. Total lease acquisition for both proved and unproved properties was $0.00 during the fiscal year ended September 30, 2001. The Company's ability to continue to fund its exploration and development activities depends upon cash flow and its ability to secure the necessary financing for such activities.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

Facilities

The Company leases approximately 2,500 square feet of office space in Fort Worth, Texas, for its corporate offices. The month-to month lease is requires a monthly rental payment of $3,325.00. The Company considers this space adequate for its present needs.

General Description of Oil and Gas Properties

The Company has leasehold interests in Corsicana, Texas. The Corsicana Field is comprised of 900 existing wells of which the Company has a leasehold interest of approximately 8500 acres in the underground minerals.

Corsicana Field

On June 11, 1997, the Company acquired 650 oil wells, each approximately 800' to 1000' deep, situated on 4,500 acres of leases in the Corsicana Field, located in Corsicana, Texas from Rife Oil Properties for 20,000 shares of restricted common stock and a promissory note for $1,300,000, bearing 6% interest per annum and due on November 11, 1997. The note was secured by 10,000 shares of newly-issued common stock and held by an attorney as Trustee. The note for $1,300,000 plus $43,381 in accrued interest was satisfied on December 15, 1997, by agreement of the parties, with the shares of restricted common stock, which were held in escrow. All of the wells are approximately 800 ft. to 1,000 ft. deep with 84.5 million gross barrels of oil in place. The Company has split the field into small AMI's (Area of Mutual Interest) in order to facilitate fund raising for the development of the field. All of these leases are production leases that will continue in perpetuity so long as oil or gas is being produced on the property subject to the lease. So long as the Company continues to produce oil or gas from the leases in the Corsicana field, the leases will not expire.

A reserve study was performed by Ultra Engineering & Consulting of Houston, Texas. The study, which was performed as of September 30, 2001, estimated net reserves of 16,381,058 recoverable barrels of oil. The value of future cash flows, discounted at 10% to present value, was estimated to be $57,944,349. At current commodity prices, the estimated future cash flow (not discounted) is $206 million.

Production from the Corsicana Field has a virtually flat decline curve, thereby holding the leases for the foreseeable future. The leases carry an average net revenue interest of 80%.


Oil and Gas Reserves

As of September 30, 2001, the Company's oil and natural gas interests were located in the State of Texas. The Company has no reserves offshore.

The following table summarizes the Company's reserves on September 30, 2000, and September 30, 2001 and was prepared in accordance with the rules and regulations of the Commission:



                                                            Oil (mbbls)

                                                        2000            2001
                                                        ----            ----
           Proved Developed and Undeveloped Reserves

          Beginning of Year                             18,473.3       16,384.6
          Purchases of Minerals in Place
          Revisions of previous estimates               (2,078.7)           3.7
          Production                                      (10)             (7.2)
          End of Year                                   16,384.6       16,381.1
          Proved Developed Reserves:End of Year            324            320

Operating Activities

Where possible, the Company prefers to have Rife Oil Properties, Inc. act as operator of the oil and natural gas properties and prospects in which it owns an interest. M. O. Rife III, a Director of the Company, is the President of Rife Oil Properties, Inc. The operator of an oil and natural gas property supervises production, maintains production records, employs field personnel and performs other functions required in the production and administration of such property. The fees for such services customarily vary from well to well, depending on the nature, depth and location of the well being operated. Generally, the operator of an oil and natural gas prospect is determined by such factors as the size of the working interest held by a participant in the prospect, a participant's knowledge and experience in the geological area in which the prospect is located and geographical considerations. Independent drilling contractors drill the Company's wells.

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

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending cases involving the Company:

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last 3 months of the fiscal year ended September 30, 2001, no matters were submitted by the Company to a vote of its shareholders.
                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

Market Information

The Company's Common Stock is currently quoted on the Electronic Bulletin Board under the symbol "PWEX," but there is limited trading in the Common Stock. The following table sets forth the high and low bid prices from October 1, 1999 through September 30, 2001, based upon quotations periodically published on the OTC. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                      HIGH              LOW

Fiscal Year ended September 30, 2000
     October, November, & December, 1999              $  0.75          $ 0.0
     January, February, & March, 2000                 $ 10.50          $ 2.625
     April, May, & June, 2000                         $  6.75          $ 1.00
     July, August, & September, 2000                  $  2.625         $ 0.3125

Fiscal Year ended September 30, 2001
     October, November, & December, 2000              $  0.50          $ 0.14
     January, February, & March, 2001                 $  0.187         $ 0.08
     April, May, & June,2001                          $  0.25          $ 0.10
     July, August, & September, 2001                  $  0.09          $ 0.029

The bid price for the Common Stock was $0.30 on January 10, 2002. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Shareholders

According to the records of the Company's transfer agent, there were 2,177 holders of record who held 141,012 shares of the Company's Common Stock on December 31, 2001 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders).1

Dividends

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

Recent Sales of Unregistered Securities

The following is a list of all securities sold by the Company within the period covered by this report, including, where applicable, the identify of the person who purchased the securities, title of the securities, and the date sold.

On October 16, 2000, the Company issued 1,250 shares of common stock to Peter Kristensen pursuant to an Advisory Agreement.

On January 9, 2001, the Company issued 1,000 shares of common stock to Richard Surber pursuant to a Fee Agreement for Non-Legal Services.

On January 31, 2001, the Company issued 450 shares of common stock to Warren J. Soloski for legal services.



ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The Company's operations consist primarily of exploration and development of oil and gas properties, and redevelopment of currently producing oil and gas fields. While oil and natural gas are the principal products currently produced by the Company, the Company does not refine or process the oil and natural gas that it produces. The Company sells the oil it produces under short-term contracts at market prices in the areas in which the producing properties are located, generally at F.O.B. field prices posted by the principal purchaser of oil in such areas.

--------
         1Effective October 22, 2001, the Company carried out a one for one hundred reverse split of its issued and outstanding shares. The shares issued and outstanding on January 10, 2002, are post reverse split shares.

Results of Operations

Revenues

The Company's oil and gas sales increased $10,396, or 6.3%, to $174,587 for the fiscal year ended September 30, 2001 from $164,191 for the fiscal year ended September 30, 2000. Revenues from the sales of oil and gas increased primarily because of the increase in the prices of those respective commodities, and to a lesser degree, from the increase in production generated from the Corsicana Field.

Costs and Expenses

The Company's general and administrative expenses decreased $11,755,341, or 94.7%, to $663,796 for the fiscal year ended September 30, 2001 from $12,419,137 for the fiscal year ended September 30, 2000. The change in the dollar amount of general and administrative expenses was due primarily to decreased consulting fees, which accounted for 77% of all general and administrative expenses in 2000. The following summarizes the general and administrative expenses:

                                              2001              %                2000            %
                                          ----------          -------        ------------     -------

     Consulting Fees                      $  80,557            12.1          $  9,560,500       77.0
     Corporate Directors Expense                  -               -             1,395,876       11.2
     Legal Fees and Settlements               3,042               -               886,643        7.1
     Salaries and Payroll Taxes             386,596            58.2               408,485        3.3
     Other                                  193,601            29.7               167,633        1.4
                                          ---------           ------         ------------       ----

                                          $ 663,796           100.0%         $ 12,419,137      100.0%
                                          =========           ======         ============      =======

In 2000 the Company experienced a significant increase in its per share stock price ($10.50 in first quarter of 2000) and as a result, when the Company used its common shares as payment to consultants, directors, and lawyers, the fair values of these shares resulted in extremely large charges to operations in 2000. In 2001, the Company issued shares of its common stock as payment for $87,656 in services.

The lease operating expenses declined by $54,183, or 18%, to $239,111 in 2001, compared to $293,294 in 2000. The reduction was primarily due to a decline in the repairs and maintenance costs.

In 2001, the management of the Company was unable to secure financing for the proposed development drilling programs and as a result, concluded that the Company's investment in its oil and gas properties was impaired. As a result, the carrying value of the oil and gas properties was reduced by $7,856,890.

In 2000, the interest expense included $1,341,707 of expenses related to the settlements of debts. The debt settlements were liquidated by issuance of the Company's common stock.


Net Income (Loss)

Net loss for the fiscal year ended September 30, 2000 was $17,611,913, or $190.25 per share, compared to a loss of $8,629,157, or $58.12 per share, for the fiscal year ended September 30, 2001. This $8,982,756 decrease in loss was primarily the result of the decrease in general and administrative expenses as more fully described above. Net cash used in operating activities was ($292,983) for the fiscal year ended September 30, 2000, and ($0.00) for the fiscal year ended September 30, 2001.


Liquidity and Capital Resources

The Company's working capital deficit on September 30, 2001 was $1,395,453 compared to a deficit of $697,455 on September 30, 2000. This $697,998 increase in working capital deficit resulted primarily from the increase in the accounts payable.

Non Cash Transactions

During the year ended September 30, 2001, the Company issued the following shares of its common stock:

       Compensation for Consulting Services        2,250        $   76,558
       Legal Services                                450            11,098
                                                   ------       ----------

                                                   2,700        $   87,656
                                                   ======       ==========

Long-Term Debt

On September 30, 2001, the Company had no long-term debt. Although 92% of the Company's assets are comprised of oil and gas properties that are not a current asset, all of the Company's borrowings have been short term in nature. This has aggravated the Company's cash position and produced lower measures of financial performance than would otherwise be possible.

History of Losses

The Company had net losses of $8,629,157 and $17,611,913, for the years ended September 30, 2001 and September 30, 2000, respectively. The Company may continue to incur net losses and, to the extent that it remains without operational funding, such losses may continue.

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

Concentration of Production

The Company's existing proved producing oil and natural gas reserves and its production is located in a single field, which consists of 4,500 acres and contains 650 wells. Accordingly, to the extent that the Company experiences any operating difficulties in connection with such wells or that the estimated proved reserves attributable thereto are less than those that are currently estimated to exist, the Company could be adversely affected.

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



                             POWER EXPLORATION, INC.

                                TABLE OF CONTENTS



                                                                          Page

Report of Independent Certified Public Accountants
   Killman, Murrell & Co., P.C.                                           F-2

Financial Statements

   Consolidated Balance Sheets as of September 30, 2001 and 2000          F-3

   Consolidated Statements of Operations for the Years
        Ended September 30, 2001 and 2000                                 F-5

   Consolidated Statements of Stockholders' (Deficit) Equity
        for the Years Ended September 30, 2001 and 2000                   F-7

   Consolidated Statements of Cash Flows for the Years
        Ended September 30, 2001 and 2000                                 F-8

   Notes to Consolidated Financial Statements                             F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Power Exploration, Inc. and Subsidiaries
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Power Exploration, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power Exploration, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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




KILLMAN, MURRELL & COMPANY, P.C.
Dallas, Texas
January 4, 2002

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2001 AND 2000

                                     ASSETS

                                                                                  2001                   2000
                                                                              -------------          ------------
CURRENT ASSETS
    Cash                                                                      $          -           $          -
    Receivable-Related Parties                                                      10,911                 22,806
                                                                              ------------           ------------

            TOTAL CURRENT ASSETS                                                    10,911                 22,806
                                                                              ------------           ------------

OIL AND GAS PROPERTIES,
    FULL COST METHOD - Note 11                                                   1,000,000              8,856,890
        Less: Accumulated Depreciation, Depletion and
        Amortization                                                               (42,058)               (27,567)
                                                                              -------------          ------------

            NET OIL AND GAS PROPERTIES                                             957,942              8,829,323
                                                                              ------------           ------------

OFFICE  EQUIPMENT, Net of Accumulated
    Depreciation of $893 and $618                                                      481                    756
                                                                              ------------           ------------

OTHER ASSETS
    Net Assets of Discontinued Operations - Note 12                                 66,143                 37,990
    Other                                                                            6,037                  6,037
                                                                              ------------           ------------

            TOTAL OTHER ASSETS                                                      72,180                 44,027
                                                                              ------------           ------------

            TOTAL ASSETS                                                      $  1,041,514           $  8,896,912
                                                                              ============           ============















                          The accompanying notes are an
            integral part of these consolidated financial statements.

                                   (Continued)
                                       F-3

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                           SEPTEMBER 30, 2001 AND 2000

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                  2001                   2000
                                                                              -------------          -------------

CURRENT LIABILITIES
    Cash Overdraft                                                            $       5,426          $       7,960
    Accounts Payable and Accrued Expenses                                           598,697                267,188
    Accounts Payable - Related Party                                                522,241                165,113
    Note Payable - Note 2                                                           250,000                250,000
    Notes Payable - Related Party - Note 2                                           30,000                 30,000
                                                                              -------------          -------------

            TOTAL CURRENT LIABILITIES                                             1,406,364                720,261
                                                                              -------------          -------------

STOCKHOLDERS' (DEFICIT) EQUITY - Note 8
Common Stock, $.02 par value, 50,000,000 Shares
        Authorized, 141,012 and 139,012 Shares Issued
            and Outstanding, Respectively                                             2,820                  2,780
    Additional Paid-In Capital                                                   33,759,149             33,671,533
    Retained Deficit                                                            (34,126,819)           (25,497,662)
                                                                              -------------          -----------

            TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                   (364,850)             8,176,651
                                                                              --------------         -------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' (DEFICIT) EQUITY                                $   1,041,514          $   8,896,912
                                                                              =============          =============


















                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                    2001                  2000
                                                                               ------------          -------------

REVENUE - Oil and Gas Sales                                                    $    174,587          $     164,191
                                                                               ------------          -------------

COST OF REVENUE
     Lease Operating                                                                239,111                293,294
     Production Taxes                                                                 8,687                  8,062
     Depreciation, Depletion and Amortization                                        14,491                 17,076
                                                                               ------------          -------------

         TOTAL COST OF REVENUES                                                     262,289                318,432
                                                                               ------------          -------------

            GROSS LOSS                                                              (87,702)              (154,241)
                                                                               -------------         -------------

EXPENSES
     General and Administrative                                                     663,796             12,419,137
     Interest Expense                                                                30,954              1,367,752
                                                                               ------------          -------------

         TOTAL EXPENSES                                                             694,750             13,786,889
                                                                               ------------          -------------

              LOSS BEFORE OTHER INCOME
(EXPENSES),INCOME TAXES AND
                 DISCONTINUED OPERATIONS                                           (782,452)           (13,941,130)

OTHER INCOME (EXPENSES)
     Loss on Impairment of Long-Lived Assets - Note 10                           (7,856,890)                     -
     Loss on Disposal of Assets - Note 5                                                  -             (3,308,459)
     Other                                                                                3                    483
                                                                               ------------          -------------

              LOSS BEFORE INCOME TAXES
                 AND DISCONTINUED OPERATIONS                                     (8,639,339)           (17,249,106)

INCOME TAXES                                                                              -                      -
                                                                               ------------          -------------

             NET LOSS FROM CONTINUING
                 OPERATIONS                                                      (8,639,339)           (17,249,106)

DISCONTINUED OPERATIONS - Note 12
     Operating Income (Loss) from Discontinued Operations                            10,182               (362,807)
                                                                               ------------          --------------

          NET LOSS                                                             $ (8,629,157)         $ (17,611,913)
                                                                               =============         ==============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   (Continued)
                                       F-5

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Continued)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                  2001                   2000
                                                                               ------------           ------------

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING  (Adjusted for 2001
         Reverse Stock Split)                                                       148,454                 92,571
                                                                               ============           ============

NET (LOSS) INCOME PER SHARE:
     Continuing Operations                                                     $     (58.19)          $    (186.33)
     Discontinuing Operations                                                           .07                  (3.92)
                                                                               ------------           ------------

         TOTAL LOSS PER SHARE                                                  $     (58.12)          $    (190.25)
                                                                               =============          =============






























                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                            Common Stock
                                                    -----------------------------     Additional
                                                      Number of                       Paid-In          Retained
                                                       Shares           Amount         Capital         (Deficit)       Total
                                                    ----------         -------       -----------     -----------     -------

BALANCE, SEPTEMBER 30, 1999-As
     Previously Reported                               177,650         $  3,553      $13,650,157    $ (7,885,749)    $ 5,767,961

   Reverse Stock Split, One Share for 100
Shares - October 22, 2001                             (175,873)          (3,517)           3,517               -              -
                                                    -----------        ---------     -----------    ------------     ----------

BALANCE, SEPTEMBER 30, 1999-As
     Restated                                            1,777               36       13,653,674      (7,885,749)      5,767,961

   Sale of Shares                                          450                9           89,991               -          90,000
   Issuance of Shares for Services                      26,400              528       10,286,422               -      10,286,950
   Issuance of Shares for Employee
Compensation                                             4,800               96        1,766,736               -       1,766,832
   Issuance of Shares for Acquisition
     of Oil and Gas Properties                          85,400            1,708        1,720,272               -       1,721,980
   Issuance of Shares for Real Estate                    6,000              120        3,467,880               -       3,468,000
   Issuance of Shares in Settlement
     of Debts                                           14,185              283        2,686,558               -       2,686,841
   Net Loss                                                  -                -               -      (17,611,913)    (17,611,913)
                                                    ----------         ---------     -----------    -----------      -----------

BALANCE, SEPTEMBER 30, 2000                            139,012            2,780       33,671,533     (25,497,662)      8,176,651

   Issuance of Shares for Services                       2,700               54           87,602               -          87,656
   Cancellation of Shares Previously
Issued for Services                                       (700)             (14)              14               -               -
   Net Loss                                                  -                -                -      (8,629,157)     (8,629,157)
                                                    ----------         ---------     -----------    ------------     ------------

BALANCE, SEPTEMBER 30, 2001                            141,012         $  2,820      $33,759,149    $(34,126,819)    $  (364,850)
                                                    ==========         ========      ===========    =============    ===========









                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                  2001                   2000
                                                                              --------------         -------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (Loss)                                                               $  (8,629,157)         $ (17,611,913)
     Adjustments to Reconcile Net (Loss) to Net Cash
         From Operating Activities
             Interest Expense                                                             -              1,341,707
             Depreciation, Depletion and Amortization                                14,766                 19,058
             Issuance of Shares and Warrants for Services,
                Employee Compensation and Liability
                Settlements                                                          87,656             12,479,515
             Loss on Disposal of Assets                                                   -              3,308,459
             Loss on Impairment of Long-Lived Assets                              7,856,890                      -
     Changes in Operating Assets and Liabilities
             Related Party Receivable/Payable                                       369,023                (14,587)
             Accounts Payable and Accrued Expenses                                  331,509                      -
             Cash Overdraft                                                          (2,534)                 7,960
                                                                              --------------         -------------

                  NET CASH PROVIDED (USED) IN
                     CONTINUING OPERATIONS                                           28,153               (469,801)
                                                                              -------------          -------------

                  NET CASH (USED)PROVIDED BY
                     DISCONTINUED OPERATIONS                                        (28,153)               176,818
                                                                              --------------         -------------

                  NET CASH (USED) IN
                     OPERATING ACTIVITIES                                                 -               (292,983)
                                                                              -------------          -------------

CASH FLOW FROM INVESTING ACTIVITIES
             Proceeds from Sale of Real Estate                                            -                163,808
                                                                              -------------          -------------

                  NET CASH PROVIDED BY
                     INVESTING ACTIVITIES                                                 -                163,808
                                                                              -------------          -------------










                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   (Continued)
                                       F-8

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS
                                   (Continued)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                   2001                  2000
                                                                                -----------          -------------

CASH FLOW FROM FINANCING ACTIVITIES
             Proceeds from Borrowings                                           $         -          $     130,000
             Repayments of Borrowings                                                     -               (100,000)
             Proceeds from Sale of Stock                                                  -                 90,000
                                                                                -----------          -------------

                  NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                                                 -                120,000
                                                                                -----------          -------------

NET DECREASE IN CASH                                                                      -                 (9,175)

CASH AT BEGINNING OF PERIOD                                                               -                  9,175
                                                                                -----------          -------------

CASH AT END OF YEAR                                                             $         -          $           -
                                                                                ===========          =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
     INFORMATION
             Cash Paid During the Period For:
                Interest                                                        $         -          $           -
                                                                                ===========          =============
                Income Taxes                                                    $         -          $           -
                                                                                ===========          =============

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
             Purchase of Oil and Gas Properties                                 $         -          $   1,721,980
             Purchase of Real Estate                                                      -              3,468,000
             Reduction in Accounts Payable and
                Accrued Expenses                                                     87,656                568,088
             Notes Payable Settlements                                                    -                351,313
             Issuance of Shares                                                     (87,656)            (6,109,381)
             Cancellation of Shares Previously Issued for
Services                                                                                (14)                     -
             Contributed Capital                                                         14                      -
                                                                                -----------          -------------

                                                                                $         -          $           -
                                                                                ===========          =============






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is engaged primarily in the acquisition, development and exploration for and sale of oil and gas.

Basis of Consolidation

The consolidated financial statements include the accounts of Power Exploration, Inc. The Company and its 100% owned subsidiaries, Power Drilling Services, Inc., ("PDS", formerly Oil Retrieval Systems, Inc.) and Power Operating, Inc. ("POI", formerly Oil Seeps, Inc.) Accordingly, all references herein to the "Company" include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a "ceiling test, " which basically limits such costs to the aggregate of the "estimated present value," discounted at 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower cost or fair market value of unproved properties.

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

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

Long - Lived Assets

Long - lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long - lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.









                                   (Continued)
                                      F-11

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000


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

Stock-Based Compensation

In October 1999, the Company adopted its 1999 Stock Benefit Plan ("Plan") under which officers, employees, and individuals who management perceives to have contributed to the success of the Company may be granted shares of common stock or options to purchase common stock at a price determined by the administrators of the Plan. The maximum number of shares of the Company's common stock available for issuance under the Plan is 4,000,000. As of September 30, 2001, the number of shares available for future grants under the Plan was 1,780,000. The Company accounts for the issuance of these stocks and options pursuant to the guidance set forth in Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) using the fair value method. The Company recorded $87,656 and $7,333,452 in expenses related to the issuance of shares in the Plan for the years ended September 30, 2001 and 2000, respectively. As of September 30, 2001, there were no stock options outstanding.

Comprehensive Income

In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2001 and 2000, the Company had no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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


                                   (Continued)
                                      F-12

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Per Share of Common Stock (Continued)

On October 22, 2001, subsequent to the balance sheet date, the Company's Board of Directors authorized a 1-for-100 reverse stock split of its $.02 par value common stock effective September 25, 2001. Accordingly, all references to number of common shares and per share data in the accompanying financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

Stockholders' equity reflects the reverse stock split by reclassifying from "Common Stock" to "Additional Paid In Capital" an amount equal to the par value of the shares reversed. All fractional shares are being rounded up. The effect on the weighted average common shares outstanding are as follows:


                                                                                        September, 30
                                                                               ----------------------
                                                                                  2001                   2000
                                                                              -----------             -----------

     Weighted Average Number of Common Shares
Outstanding Prior to Reverse Stock Split                                       14,845,402              9,257,141

     1-For-100 Reverse Stock Split                                            (14,696,948)            (9,164,570)
                                                                              -----------             ----------

     Weighted Average Number of Common Shares
Outstanding Subsequent to Reverse Stock Split                                     148,454                 92,571
                                                                              ===========             ===========

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

NOTE 2:  NOTES PAYABLE

Notes payable at September 30, 2001 and 2000 consist of the following:

                                                                                  2001                   2000
                                                                               -----------            ----------


     a) Note Payable - Business Exchange Investments, Inc.                     $  250,000             $  250,000
     b) Note Payable - Related Party                                               30,000                 30,000
                                                                               ----------             ----------

                                                                               $  280,000             $  280,000
                                                                               ==========             ==========



         a) The Company is indebted to Business Exchange Investment, Inc. under terms of a promissory note dated September 15, 1998. Terms of the note provide for interest at a rate of 10% per annum with an extended maturity date of September 15, 2002. The note is collateralized by 100% of the shares of POI.

         b) The Company is indebted to M.O. Rife III, Trust A under the terms of promissory notes dated May 3, 2000, September 14, 2000, and September 20, 2000, in an aggregate amount of $30,000. Terms of the notes provide for interest at the rate of 11% per annum, with original maturity dates of October 3, 2000, February 14, 2001, and February 20, 2001. On October 1, 2001, the notes were renewed and combined into one promissory note in the amount of $30,000 with an interest rate of 11% per annual, due on September 30, 2002.


NOTE 3:  WARRANTS

At September 30, 2001, the Company had the following common stock purchase warrants outstanding:

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

                           SEPTEMBER 30, 2001 AND 2000

NOTE 3:  WARRANTS (Continued)


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

No warrants were exercised during the years ended September 30, 2001 or 2000.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

NOTE 4:  INCOME TAXES

The components of the provision for income taxes is as follows:

                                                                                            September 30,
                                                                                 ------------------------
                                                                                     2001                 2000
                                                                                 ----------             ---------
     Current Tax Expense
         U.S. Federal                                                            $       -              $       -
         State and Local                                                                 -                      -
                                                                                 ---------              ---------

             Total Current                                                       $       -              $       -
                                                                                 ---------              ---------

     Deferred Tax Expense
         U.S. Federal                                                            $       -              $       -
         State and Local                                                                 -                      -
                                                                                 ---------              ---------

             Total Deferred                                                      $       -              $       -
                                                                                 ---------              ---------

             Total Tax Provision from
                Continuing Operations                                            $       -              $       -
                                                                                 =========              =========


The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                                                    2001                   2000
                                                                                 ----------             ---------
     Federal Income Tax Rate                                                        (34.0)%                (34.0)%
     Deferred Tax Charge (Credit)                                                       -                      -
     Effect of Valuation Allowance                                                   34.0 %                 34.0 %
     State Income Tax, Net of Federal Benefit                                           -                      -
                                                                                 --------               --------

     Effective Income Tax Rate                                                        0.0 %                  0.0 %
                                                                                 ========               ========

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

NOTE 4:  INCOME TAXES (Continued)

At September 30, 2001, the Company had net carryforward losses of approximately $24,787,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carryforward.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at September 30 are as follows:

                                                                                           September 30,
                                                                                ------------------------
                                                                                   2001                  2000
                                                                                -----------            -----------
     Deferred Tax Assets (Liabilities):
         Loss Carryforwards                                                   $   8,428,000           $  8,195,000
         Exploration Costs                                                          (23,000)               (23,000)
         Depreciation                                                               (29,000)               (29,000)
         Impairment Loss                                                          2,671,000                      -
             Less: Valuation Allowance                                          (11,047,000)            (8,143,000)
                                                                              -------------           ------------

                Net Deferred Tax Assets (Liabilities)                         $           -           $          -
                                                                              =============           ============


Net operating loss carryforwards expire in 2002 through 2021 as follows:

                         September 30,
                             2002               $      8,000
                             2003                     18,000
                             2005                      5,000
                             2007                     65,000
                             2009                     16,000
                             2010                      3,000
                             2011                     28,000
                             2012                    303,000
                             2018                  2,329,000
                             2019                  3,632,000
                             2020                 17,608,000
                             2021                    772,000
                                                ------------
                                                $ 24,787,000

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

NOTE 5:  RELATED PARTY TRANSACTIONS

During the year ended September 30, 2000:

         a) The Company issued 3,000 shares of its common stock to Members of the Board of Directors as compensation with an aggregate value of $1,395,867.

         b) The Company purchased additional oil and gas leases from various entities, one of which is controlled by a director by issuing 85,400 shares of its common stock with an aggregate value of $1,721,980.

         c) The Company issued 10,000 shares of its common stock to Rife Oil Properties, Inc. in settlement of a note payable, plus accrued interest and an account payable balance applicable to lease operating expense. These shares were valued at $910,631.

         d) In February 2000, the Company purchased all of the outstanding stock of The Lincoln Health Fund, Inc. ("Lincoln"). Lincoln's only asset was a parcel of land located in Fort Worth, Texas, which was subsequently sold in August 2000. The transaction is summarized as follows:

              Fair Value of 6,000 Shares Issued for
                Real Estate in February 2000                        $ 3,468,000
              Net Proceeds from Sale of
                Real Estate in August 2000                              163,808
                                                                    -----------

              Loss on Disposal of Asset                             $ 3,304,192
                                                                    ===========


         e) Rife Oil Properties, Inc. ("Rife"), a company owned by a director is the operator of all oil and gas leases owned by the Company. For the year ended September 30, 2000, Rife charged the Company $277,022 for operating the Company's oil and gas wells.

         f)   The Company borrowed money from the M.O. Rife III, Trust A as follows:
                                               Interest               Due
              Date                   Amount    Rate                   Date
              ------------------     -------   --------        ----------------
              May 3, 2000            $15,000   11%             October 3, 2000
              September 14, 2000      10,000   11%             February 14, 2000
              September 20, 2000       5,000   11%             February 20, 2000
                                     --------

                                     $30,000

Interest expense on these notes for the year ended September 30, 2000 was $741.



                                   (Continued)
                                      F-18

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

NOTE 5:  RELATED PARTY TRANSACTIONS (Continued)

         g) In June 2000, the Company's chief financial officer paid the Company's auditor $12,547 for services rendered. The funds advanced by the chief financial officer are reflected in the September 30, 2000, balance sheet as accounts payable to related party.

         h) The Company issued 1,800 shares of its common stock with an aggregate value of $370,956 to its executive officers as employee compensation.

         i) The Company leases its office space from the Rife Trust. Rental expense for the year ended September 2000 was $39,900.


During the year ended September 30, 2001:

         a) Rife Oil Properties, Inc. (Rife), a company owned by a director is the operator of all oil and gas leases owned by the Company. For the year ended September 30, 2001, Rife charged the Company $239,111 for operating the Company's oil and gas wells.

         b) The Company combined and renewed its promissory notes to M.O. Rife III, Trust A, aggregating $30,000 into one note with an interest rate of 11% maturing on September 30, 2002.

              Interest expense on these notes was $3,296 for the year ended September 30, 2001.

         c) The Company leases its office space from the Rife Trust. Rental expense for the year ended September 30, 2001 was $39,900.


NOTE 6:  CONSULTING AGREEMENTS

During the years ended September 30, 2001 and 2000, the Company issued 2,700 and 25,100 shares of its common stock with aggregate values of $87,656 and $9,559,850, respectively, in payment of various consulting services.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000


NOTE 7:  COMMITMENTS AND CONTINGENCIES

         a) The Company has entered into various non-cancelable operating lease agreements for office equipment.

              Future minimum lease payments under these lease agreements for each of the years ended September 30 are as follows:


                             2002                               $ 18,835
                             2003                                 12,459
                             2004                                  1,453
                                                                --------

                                Total minimum lease payments    $ 32,747
                                                                ========

              Equipment rental expense included in the financial statements for the years ended September 30, 2001 and 2000, totaled $27,145 and $52,517, respectively.

         b) The Company has pledged 100% of the shares of Power Operating, Inc. (formerly, Oil Seeps, Inc.), a wholly owned subsidiary, as collateral for a $250,000 promissory note due on March 15, 2000.


NOTE 8:  SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES

During the year ended September 30, 2000, the Company issued the following shares of its common stock:

                                                                                   Number of
                            Reason For Issuance                                      Shares                    Value
                ----------------------------------------                           ------------             -------------
                Acquisition of Oil and Gas Properties                                    85,400             $   1,721,980
                Acquisition of Real Estate                                                6,000                 3,468,000
                Compensation for Consulting Services                                     25,100                 9,559,850
                Compensation to Board of Directors                                        3,000                 1,395,876
                Employee Compensation                                                     1,800                   370,956
                Settlement of Related Party Debts                                        10,000                   910,632
                Legal Services                                                            1,300                   727,100
                Settle of Trident III, LLC Note Payable                                   2,799                 1,617,597
                Settlement of Lawsuits                                                    1,386                   158,612
                                                                                   ------------             -------------

                                                                                        136,785             $  19,930,603
                                                                                   ============             =============



                                   (Continued)
                                      F-20

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

NOTE 8:  SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES
         (Continued)

During the year ended September 30, 2001, the Company issued the following shares of its common stock:

                                                Number of
             Reason For Issuance                Shares               Value
       ------------------------------------     ---------       ---------------
       Compensation for Consulting Services     2,250            $   76,558
       Legal Services                             450                11,098
                                                ------           ----------

                                                2,700            $   87,656
                                                ======           ==========

The fair value of the shares issued were determined by discounting the reported trading value on the date of issue discounted by twenty-five percent (25%). The trading value was discounted due to the limited trading volume of the Company's stock. The shares issued were not registered shares.

NOTE 9:  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of September 30, 2001, the Company has a working capital deficit of $1,174,089 and an accumulated deficit of $34,126,819. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital deficit or any type of drilling program. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations which would have an adverse effect on the Company's financial condition and results of operation.

NOTE 10: LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

The Company's lack of investment capital has raised substantial doubt as to the Company's ability to develop its proved oil and gas reserves held for future development. This lack of available funds has called into question the recoverability of the carrying amounts of these assets. As a result, pursuant to FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", an impairment loss of $7,856,890 has been recognized for these oil and gas properties and included as a component of income before income taxes. In calculating the impairment loss, the carrying value was determined by management's estimation of the value of the leases if a sale was made to an unrelated third party in an arms length transaction.

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

NOTE 11:  SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

The following supplemental unaudited information regarding the Company's oil and gas activities is presented pursuant to the disclosure requirements of Statement of Financial Accounting Standards No. 69.

                                                                                        September 30,
                                                                              -------------------------------------
                                                                                  2001                   2000
                                                                               ------------           ------------
     Capitalized Costs Relating to Oil and Gas
       Producing Activities at September 30:
         Proved Oil and Gas Properties                                         $  1,000,000           $  8,856,890
         Less: Accumulated Amortization and Impairment                              (42,058)               (27,567)
                                                                               -------------          -------------

             Net Capitalized Costs                                             $    957,942           $  8,829,323
                                                                               ============           ============

     Costs Incurred in Oil and Gas Producing Activities for
       the Year Ended September 30,
         Property Acquisition Costs:
             Proved                                                            $          -           $  1,721,980


     Results of Operations for Oil and Gas Producing
Activities for the Years Ended September 30,
         Oil and Gas Sales                                                     $    174,587           $    164,191
         Production (Lifting) Costs and Production Taxes                           (247,798)              (301,356)
         Amortization Expenses                                                      (14,491)               (17,076)
                                                                               -------------          ------------

                  Net Loss                                                          (87,702)              (154,241)

     Income Taxes                                                                         -                      -
                                                                               ------------           ------------

     Results of Operations for Oil and Gas Producing
       Activities (excluding corporate overhead and
       financing costs)                                                        $    (87,702)          $   (154,241)
                                                                               =============          ============












                                   (Continued)
                                      F-22

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

NOTE 11:  SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)
              (Continued)

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
















                                   (Continued)
                                      F-23

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

NOTE 11: SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED) (Continued)

Reserve Information and Related Standardized Measure of Discounted
Future Net Cash Flows (Continued)
----------------------------------------------------------------------------------------------------

                                                                                     Oil                   Oil
                                                                                  (mbbls)                (mbbls)
                                                                                     2001                  2000
                                                                                 ----------             --------
     Proved Developed and Undeveloped Reserves:

         Beginning of Year                                                         16,384.6               18,437.3
         Revisions of Previous Estimates                                                3.7               (2,046.2)
         Production                                                                    (7.2)                  (6.5)
                                                                                   --------               --------

             End of Year                                                           16,381.1               16,384.6
                                                                                   ========               ========

     Proved Developed Reserves:
             Beginning of Year                                                        323.7                1,725.5
                                                                                   ========               ==========

             End of Year                                                              320.1                  323.7
                                                                                   ========               ==========
























                                   (Continued)
                                      F-24

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

NOTE 11:  SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)
            (Continued)

Reserve Information and Related Standardized Measure of Discounted
Future Net Cash Flows (Continued)
------------------------------------------------------------------------------------------------------------

Standardized Measure of Discounted Future
    Net Cash Flows at September 30:
                                                                                 2001                   2000
                                                                              ------------           -------

     Future Cash Inflows                                                      $ 341,381,453          $ 527,257,000
     Future Production Costs                                                    (99,406,628)          (109,876,000)
     Future Development Costs                                                   (36,000,000)           (36,000,000)
     Future Income Tax Expense                                                  (70,031,439)          (129,670,000)
                                                                              --------------         -------------

                                                                                135,943,386            251,711,000
     Future Net Cash Flows
       10% Annual Discount for Estimated
       Timing of Cash Flows                                                     (97,700,221)          (138,082,000)
                                                                              --------------         -------------

     Standardized Measure of Discounted Future
       Net Cash Flows Relating to Proved
       Oil and Gas Reserves                                                   $  38,243,165          $ 113,629,000
                                                                              ===============        =============

The following reconciles the change in the standardized measure of discounted future net cash flows from proved reserves during the years ended September 30:

                                                                                   2001                   2000
                                                                              --------------         -----------

     Beginning of Year                                                        $ 113,629,000          $  48,097,750
         Revenue from Oil and Gas Production, Net of
           Production Costs                                                         (73,211)              (137,165)
         Net Changes in Prices and Production and
             Development Costs                                                 (175,428,964)           169,177,415
         Revisions of Previous Quantity Estimates                                    96,000            (48,065,000)
         Discount                                                                40,381,779            (29,936,000)
         Net Change in Income Taxes                                              59,638,561            (25,508,000)
                                                                              ---------------        -------------

     End of Year                                                              $  38,243,165          $ 113,629,000
                                                                              ===============        =============

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

NOTE 12:  DISCONTINUED OPERATIONS

In 2000, the Company's management determined that the operations of Power Drilling Services, Inc. (formerly Oil Retrieval Systems, Inc.) were no longer viable; therefore, the manufacturer of oil and gas construction equipment ceased. The Company is currently evaluating its options for the disposal of PDS's assets and the liquidation of its liabilities. The net assets of the discontinued operations were as follows:

                                                                                     2001                   2000
                                                                                 ----------             --------
                                ASSETS
    Cash                                                                        $        6             $      229
    Accounts Receivable                                                             10,442                 17,050
    Inventory                                                                            -                      -
    Prepaid Expenses                                                                   140                    140
                                                                                ----------             ---------

            TOTAL CURRENT ASSETS                                                    10,588                 17,419
                                                                                ---------              ---------

    Property and Equipment                                                         340,718                340,718
        Less: Accumulated Depreciation                                            (139,731)              (139,731)
                                                                                ----------             ---------

            NET PROPERTY AND EQUIPMENT                                             200,987                200,987
                                                                                ----------             ---------

    Other Assets                                                                       490                    490
                                                                                ----------             ---------

            TOTAL ASSETS                                                           212,065                218,896
                                                                                ----------             ---------

                              LIABILITIES
    Accounts Payable                                                                86,139                119,770
    Advances - Related Party                                                        59,783                 60,003
    Accrued Liabilities                                                                  -                  1,133
                                                                                ----------             ---------

            TOTAL LIABILITIES                                                      145,922                180,906
                                                                                ----------             ----------

            NET ASSETS                                                          $   66,143             $   37,990
                                                                                ==========             ==========











                                   (Continued)
                                      F-26

                    POWER EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

NOTE 12:  DISCONTINUED OPERATIONS (Continued)

The results of operations for the years ended September 30, 2001 and 2000, were as follows:

                                                                                      2001               2000
                                                                                  ---------           -------

    Equipment Sale                                                                $      -           $    88,110
    Cost of Sale                                                                         -               272,464
                                                                                  ---------          -----------

        Gross Profit (Loss)                                                              -              (184,354)

    General and Administrative Expenses                                                  -              (186,178)
    Interest Expense                                                                  (133)               (8,029)
    Other Income                                                                    10,315                15,754
                                                                                  --------           -----------

                                                                                  $ 10,182           $  (362,807)
                                                                                  ========           ===========

                       CONSENT OF INDEPENDENT ACCOUNTANTS




         We hereby consent to the incorporation of our report dated January 4, 2002, which is incorporated in this Annual Report on Form 10-K.



/s/ Killman, Murrell & Co., P.C.
--------------------------------
Killman, Murrell & Co., P.C.

January 15, 2002

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Issuer has a 3-person board of directors, all of which positions are currently filled. The Directors and Executive Officers of the Issuer, their ages and present positions held with the Issuer are:

NAME                           AGE         POSITION HELD

M. O. Trey Rife III            62          Chairman of the Board & Director
Joe Bill Bennett               55          Chief Executive Officer & Director
Mark Zouvas                    39          Secretary & Chief Financial Officer

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

M.O. Rife III, Chairman/Director. Mr. Rife was born in Fort Worth, Texas in 1939. He is 62 years old. He was elected to the Company's Board of Directors in May of 1997. Mr. Rife will serve as a Director until the next regularly held shareholder's meeting, or until his successor is elected and qualified. He currently serves as the Chairman of the Board. His family has been in the oil industry for three generations. His grandfather retired from Gulf Oil as a production superintendent and his father was an independent oil and gas operator for over forty years. Mr. Rife attended Texas Christian University and began working in the oil field when he was eighteen. He worked with his father for 15 years, then started his own company, Rife Oil Properties, Inc. For the past twenty-five years, he has served as President and Chief Executive Officer of Rife Oil Properties, Inc. He has been involved in the drilling, completion and operating of over 500 wells throughout the mid-continent Region. Currently Rife Oil Properties, Inc. operates over 800 wells in Texas.

Joe Bennett, Director, Chief Executive Officer. Mr. Bennett was born in Graham, Texas in 1946. He is 55 years old. He was elected to the Company's Board of Directors in May of 1997. Mr. Bennett will serve as a Director until the next regularly scheduled shareholder's meeting, or until his successor is elected and qualified. He currently serves as Chief Executive Officer of the Company. He has worked for the Company since September of 1994. Prior to being appointed Chief Executive Officer in September 1999, he served as a Vice-President of the Company. His family has been involved in the oil industry as independent oil and gas operators in North Texas for three generations. Mr. Bennett attended the University of Texas at Austin studying petroleum engineering. At the age of sixteen he began working summers in the oil field for the family business. He has over 30 years of experience in developing exploration projects, drilling and completing wells, and all phases of operations. From 1976 to 1980 Mr. Bennett helped organize and start up an aircraft overhaul business that employed over 100 people. As C.O.O., he was responsible for all operations and marketing. In 1981 Mr. Bennett became President and CEO of Bennett Resources, Inc. As head of the family business, he directed the development of exploration projects in Texas, Oklahoma, Kansas, Illinois, Kentucky and Tennessee. In 1994 Mr. Bennett joined Rife Oil Properties, Inc. as VP Operations. His primary responsibilities were to oversee the company's stripper well acquisition program and to manage all operations of these properties using new production technology.

Mark S. Zouvas, Chief Financial Officer. Mr. Zouvas is 39 years old. He serves as the Company's Chief Financial Officer, a position he has held since September 1997. From September 1993 to September 1997, Mr. Zouvas worked for Vantage Capital Management Company in Chicago, Illinois. Mr. Zouvas has a BA from the University of California at Berkeley (Accounting and Real Estate). As a staff auditor with Price Waterhouse, he performed services for clients in the banking and real estate industries. Mr. Zouvas has been involved in several venture capital transactions over the past five years. He is a Licensed Real Estate Broker and an Accountant in California. Mr. Zouvas also serves on the Board of Directors of Knowledge Group, Inc., a publicly trading company, and has so served since May of 1999.

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

ITEM 10. EXECUTIVE COMPENSATION

Joe Bill Bennett, Chief Executive Officer and Mark S. Zouvas, Chief Financial Officer, received no compensation during the fiscal year ending September 30, 2001.

Compensation of Directors

M. O. Rife III, Chairman of the Board/Director was not compensated for his services during the fiscal year ending September 30, 2001.

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



                                                                   Amount and Nature of
      Title of Class         Name and Address of Beneficial        Beneficial Ownership         Percent of class
      --------------         -------------------------------       --------------------         ----------------
                                          Owner

    Common Stock                 Joe Bill Bennett                        888                       0.6%
    ($0.02) par value            5416 Birchman
                                 Fort Worth, TX 76107

    Common Stock                 Mark Zouvas                             152                       0.1%
    ($0.02) par value            5416 Birchman
                                 Fort Worth, Texas 76107

    Common Stock                 M. O. Rife, III                         620                       0.4%
    ($0.02) par value            5601 El Campo
                                 Fort Worth, Texas 76107

    Common Stock                 Directors and Executive Officers      1,660                       1.1%
    ($0.02) par value            as a Group (3 individuals)

    Common Stock                 MOROIL, Inc.                         80,000                      57  %
    ($0.02) par value            5416 Birchman Avenue
                                 Fort Worth, TX 76107


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2001:

(a) Rife Oil Properties, Inc. ("Rife") is owned by the M. O. Rife III Trust A, which is controlled by M. O. Rife III, a Director of the Company. Rife is the operator of all oil and gas leases owned by the Company. For the year ended September 30, 2001, Rife charged the Company $239,111 for operating the Company's oil and gas wells.
(b) The Company borrowed $30,000 from M. O. Rife III, Trust A during the fiscal year ending September 30, 2000, at an interest rate of 11%. The term of the notes were for one year due at various dated in the next fiscal year. The notes were combined and renewed October 1, 2001.

(c) In June 2000, the Company's Chief Financial Officer paid the Company's Auditor $12,547 for services rendered. The funds advanced by the Chief Financial Officer are reflected in the September 30, 2001 balance sheet as accounts payable to a related party.

(d) As of September 30, 2001, the Company has an accrued liability of $141,173 representing wages owed the executive officers.

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

(2) Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of the fiscal year ending September 30,2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of January 2001.

                          Power Exploration, Inc.

                          /s/ Joe Bennett
                          Joe Bennett, President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                                  Date

/s/ Joe Bill Bennett
--------------------
Joe Bill Bennett         Chief Executive Officer and Director   January 14, 2002

/s/Mark S. Zouvas
-----------------
Mark S. Zouvas           Chief Financial Officer                January 14, 2002

/s/M. O. Rife III
-----------------
M. O. Rife III           Chairman/Director                      January 14, 2002

                                                   INDEX TO EXHIBITS

Exhibit No.    Page     Description
               No.
2.1            *        Plan of Reorganization  and Change of Situs by which Titan Energy Corp., and Power Exploration,
                        Inc. Changes Its Place of Incorporation

2.2            *        Agreement and Plan of Merger Between Power  Exploration,  Inc. (Nevada) and Power  Exploration,
                        Inc. (Colorado). August 1, 1998

2.3            *        Articles of  Incorporator.  Election of  Officers  and  Directors  of Power  Exploration,  Inc.
                        (Nevada). May 31, 1998

2.4            *        Action  by  Incorporator.  Election  of  Officers  and  Directors  of Power  Exploration,  Inc.
                        (Nevada). May 1998

2.5            *        Special  Action by the Executive  Committee of Power  Exploration,  Inc. dated January 11, 1999
                        (Incorporated herein by reference from Exhibits to the
                        Company's Form 8-K field January 19, 1999).

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

3.8            *        By Laws of Power Exploration, Inc. (Nevada dated June 1, 1998

10.1           *        Acquisition  Agreement  dated  December 8, 1999 between  Power  Exploration,  Inc. and Rife Oil
                        Properties,  Inc.  (Incorporated  herein by reference  from Exhibits to the Company's  Form 8-K filed December 13, 1999).

10.2           *        Agreement to Extend Repayment  Obligation Between Power  Exploration,  Inc. and Trident III LLC
                        dated May 1, 1999.

10.3           *        Advisory  Agreement  entered into between  Power  Exploration,  Inc. and Ronald  Welborn  dated
                        October 21, 1999.

10.4           **       Compromise  Settlement  Agreement  and Mutual  Release  dated  December 20, 1999 between  Power
                        Exploration,  Inc. and Benchmark Equity Group,  Inc., Rife Oil Properties,  Inc. and Jeffery W.
                        Tomz.

10.5           **       Compromise  Settlement  Agreement  and Mutual  Release  dated  December 20, 1999 between  Power
                        Exploration, Inc. and Trident III, LLC.

10.6           **       Compromise  Settlement  Agreement  and Mutual  Release  dated  December 20, 1999 between  Power
                        Exploration, Inc. and Benchmark Equity Group, Inc.

10.7           **       Purchase  Agreement  dated  December 20, 1999 between  Power  Exploration,  Inc. and  Benchmark
                        Equity Group, Inc.

10.8           **       Purchase  Agreement  dated December 20, 1999 between Power  Exploration,  Inc. and Trident III,
                        LLC.

10.9           *        Fee  Agreement for Legal  Services  between Power  Exploration,  Inc. and Richard  Surber dated
                        March 24, 2000.

10.10          *        Contract for Financial Public Relations Services between Power Exploration,  Inc. and Interwest
                        Associates dated September 15, 2000.

10.11          *        Advisory  Agreement  dated  September  21, 2000 between  Power  Exploration,  Inc and Howard A.
                        Pence.

10.12          *        Agreement  between Power  Exploration,  Inc. and Genesis Capital Corp.  dated February 9, 2000, for the acquisition of Lincoln Health Fund, Inc.

10.13          *        Agreement for Sale of Property  owned by Lincoln Health Fund, Inc.

10.14          *        Advisory  Agreement  entered into between  Power  Exploration,  Inc. and Ronald  Welborn  dated
                        December 8, 1999.

10.15          *        Advisory  Agreement  entered into between  Power  Exploration,  Inc. and Allen Z. Wolfson dated
                        December 8, 1999.

10.16          *        Merger and Acquisition Agreement dated March 20, 2000 (Pepin Oil Company, Inc. Acquisition.

21.1           *        Subsidiaries of the Issuer

23             *        Consent of Auditor

27             *        Financial Data Schedule ACE

99.1           *        Oil Lease Information Per Industry Guide for Corsicana Field Near Dallas, Texas

99.2           *        Oil Lease Information Per Industry Guide for Polk County, Texas Leases

------------------------
* Previously filed and incorporated herein by reference from the Form 10-KSB field January 14, 2000 by the Company.

** Previously filed and incorporated herein by reference from the Form 10-QSB field February 22, 2000 by the Company.