Form 10QSB
period 2001-12-31
POWER EXPLORATION INC
filed 2002-02-14
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.

   [ ]   Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from_______ to________ .


         Commission file number:000-09419


                            POWER EXPLORATION, INC.
                --------------------------------------------------
        (Exact name of small business issuer as specified in its charter)





                      NEVADA                                84-0811647
                -----------------                       -------------------
             (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)             Identification No.)





                   5416 Birchman Ave., Fort Worth, Texas 76107
                -------------------------------------------------
               (Address of principal executive office) (Zip Code)


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

                              Yes XX            No


         The number of outstanding shares of the issuer's common stock, $0.02 par value (the only class of voting stock), as of December 31, 2001 was 141,010.

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATION................................................7

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................9

SIGNATURES...................................................................9

INDEX TO EXHIBITS............................................................10

PART I-   FINANCIAL INFORMATION

ITEM 1.
                     POWER EXPLORATION, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                         Dec 31 2001               Sep 30 2001
                                                                          Unaudited                  Audited
                                                                ------------------------ ----------------------------
                           ASSETS
CURRENT ASSETS
Cash                                                             $             5,840     $                 -
Accounts Receivable - Related Party                                                -                  10,911
                                                                 ----------------------- -----------------------------
Total Current Assets                                                           5,840                  10,911
                                                                 ----------------------- -----------------------------
OIL & GAS PROPERTIES, FULL COST METHOD
Properties being amortized                                                 1,000,000               1,000,000
Less:  Accumulated depreciation, depletion & amortization                    (42,058)                (42,058)
                                                                 ----------------------- -----------------------------
Net Oil and Gas Properties                                                   957,942                 957,942
                                                                 ----------------------- -----------------------------

PROPERTY AND EQUIPMENT
Property and Equipment                                                         1,374                   1,374
Accumulated Depreciation                                                        (962)                   (893)
                                                                 ----------------------- -----------------------------
Total Property and Equipment                                                     412                     481
                                                                 ----------------------- -----------------------------

OTHER ASSETS
Net Assets of Discontinued Operations                                         58,528                  66,143
Other                                                                          6,037                   6,037
                                                                 ----------------------- -----------------------------
Total Other Assets                                                            64,565                  72,180
                                                                 ----------------------- -----------------------------
TOTAL ASSETS                                                     $         1,028,759     $         1,041,514
                                                                 ======================= =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash Overdraft                                                   $                 -     $             5,426
Accounts Payable and Accrued Expenses                                        622,874                 598,697
Accounts Payable-Related Parties                                             658,566                 522,241
Notes Payable                                                                265,000                 250,000
Notes Payable -- Related Parties                                              30,000                  30,000
                                                                 ----------------------- -----------------------------
Total Current Liabilities                                                  1,576,440               1,406,364
                                                                 ----------------------- -----------------------------

LONG TERM LIABILITIES                                                              -                       -
                                                                 ----------------------- -----------------------------
Total Liabilities                                                          1,576,440               1,406,364
                                                                 ----------------------- -----------------------------
STOCKHOLDERS' EQUITY
Common Stock ($.02 par value; 50,000,000 shares authorized,
141,010 and 141,010 shares issued & outstanding, respectively)                 2,820                   2,820
Additional Paid-In Capital                                                33,759,149              33,759,149
Accumulated Deficit                                                      (34,309,650)            (34,126,819)
                                                                 ----------------------- -----------------------------
Total Stockholders' Equity                                                  (547,681)               (364,850)
                                                                 ----------------------- -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $         1,028,759     $         1,041,514
                                                                 ======================= =============================

                     POWER EXPLORATION, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                       3 Months Ending                     3 Months Ending
                                                         Dec 31, 2001                       Dec 31, 2000
                                                          Unaudited                           Unaudited
                                             ----------------------------------   -------------------------------------
REVENUE
Oil and Gas Sales                            $              18,069                $             40,807
Miscellaneous Revenue                                            -                                 447
                                             ----------------------------------   -------------------------------------
Total Revenue                                               18,069                              41,254
                                             ----------------------------------   -------------------------------------
COST OF REVENUE
Lease Operating                                             56,437                              37,265
Production Taxes                                               700                               1,884
Depreciation, Depletion & Amortization                          69                                 348
                                             ----------------------------------   -------------------------------------
Total Cost of Revenue                                       57,206                              39,497
                                             ----------------------------------   -------------------------------------
GROSS PROFIT                                               (39,137)                              1,757
                                             ----------------------------------   -------------------------------------
EXPENSES
General and Administrative                                 136,428                             198,841
Interest Expense                                             7,116                               6,980
                                             ----------------------------------   -------------------------------------
Total Expenses                                             143,544                             205,821
                                             ----------------------------------   -------------------------------------
PROFIT (LOSS) BEFORE OTHER INCOME
AND PROVISION FOR INCOME TAXES                            (182,681)                           (204,064)


PROVISION FOR INCOME TAXES                                       -                                   -
                                             ----------------------------------   -------------------------------------

NET (LOSS) FROM
CONTINUING OPERATIONS                                     (182,681)                           (204,064)

OPERATING LOSS-DISCONTINUED
OPERATIONS                                                    (150)                            (12,448)
                                             ----------------------------------   -------------------------------------

NET LOSS                                                  (182,831)                           (216,512)


PROFIT (LOSS) PER SHARE                      $              (1.30)                $             (1.20)
                                             ==================================   =====================================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                         141,010                             181,505
                                             ==================================   =====================================

                     POWER EXPLORATION, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       3 Months Ending          3 Months Ending
                                                                        Dec 31, 2001             Dec 31, 2000
                                                                          Unaudited                Unaudited
                                                                  --------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net (Loss)                                                      $        (182,831)       $         (216,512)
   Adjustments to Reconcile Net (Loss) to Net Cash
     From Operating Activities
       Depreciation, Depletion and Amortization                                   69                       348
   Changes in Operating Assets and Liabilities
       Related Party Receivable/Payable                                      147,236                     4,977

       Prepaid and Other Assets                                                    -                    (1,118)
       Accounts Payable and Accrued Expenses                                  24,177                   196,051
       Cash Overdraft                                                         (5,426)
                                                                  ------------------------- ------------------------

           NET CASH PROVIDED (USED) IN
                CONTINUING OPERATIONS                                        (16,775)                  (16,254)
                                                                  ------------------------- ------------------------

           NET CASH (USED) PROVIDED BY
                DISCONTINUED OPERATIONS                                        7,615                   (14,462)
                                                                  ------------------------- -------------------------

           NET CASH (USED) IN
                OPERATING ACTIVITIES                                          (9,160)                  (30,716)
                                                                  ------------------------- ------------------------

CASH FLOW FROM INVESTING ACTIVITIES
           NET CASH PROVIDED BY
           INVESTING ACTIVITIES                                                    -                         -
                                                                  ------------------------- ------------------------

CASH FLOW FROM FINANCING ACTIVITIES
       Proceeds from Borrowings                                               15,000                         -
       Repayments of Borrowings                                                    -                         -
       Increase in Common Stock                                                    -                     1,532
       Increase in Additional Paid In Capital                                      -                    33,782
                                                                  ------------------------- ------------------------

        NET CASH PROVIDED BY
          FINANCING ACTIVITIES                                                15,000                    35,314
                                                                  ------------------------- ------------------------
NET INCREASE (DECREASE) IN CASH                                                5,840                     4,598

CASH AT BEGINNING OF PERIOD                                                        -                         -
                                                                  ------------------------- ------------------------
CASH AT END OF YEAR                                               $            5,840        $            4,598
                                                                  ========================= ========================

SUPPLEMENTAL SCHEDULE OF CASH FLOW
     INFORMATION
        Cash  Paid During the Period For:
                 Interest                                         $                -        $                -
                                                                  ========================= ========================
                 Income Taxes                                     $                -        $                -
                                                                  ========================= ========================
SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
             Purchase of Oil and Gas Properties                   $                -        $        1,721,980
             Purchase of Real Estate                                               -                 3,468,000
             Reduction in Accounts Payable and
                  Accrued Expenses                                                 -                   568,088
             Notes Payable Settlements                                             -                   351,313
             Issuance of Shares                                                                     (6,109,381)
                                                                  ------------------------- ------------------------

                                                                  $                -        $                -
                                                                  ========================= ========================

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Power Exploration, Inc. and Subsidiaries for the year ended September 30, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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

General

During the fourth quarter of 2001, Power Exploration, Inc. and its subsidiaries (hereinafter "Power" unless the context indicates otherwise) continued to pursue capital financing alternatives and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of Power should be read in conjunction with the consolidated financial statements of Power and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

Gross revenues for the three months ended December 31, 2001, were $18,069 compared to $41,254 for the same period in 2000, a 56% decrease in revenues for the same period in 2000. The gross revenues for three months ended December 31, 2001, were lower than the comparable quarter in 2000 due to a decrease in oil and gas production and sales.

Costs and Expenses

Cost of revenues for the three months ended December 31, 2001, was $57,206 compared to $39,497 for the same period in 2000. The increase in the cost of revenues is primarily due to increases in lease operating expenses.

Interest and general and administrative expenses were $143,544 for the three months ended December 31, 2001 compared to $205,821 for the same period in 2000. The primary reason for the decrease was a significant decrease in consulting fees paid by the Company through the issuance of its common stock, which were valued and recorded at prevailing market share prices.

Gross Loss

Gross loss for the three months ended December 31, 2001, was $39,137 compared to a gross profit of $1,757 for the same period in 2000. This loss was a result of reduced production and sales of oil and gas and increased lease operating costs associated with those revenues.

Net loss for the three months ended December 31, 2001, was $182,831 compared to net loss of $216,512 for the same period in 2000. The loss in 2000 was greater than in 2001 due to the shares of common stock issued in 2000 for compensation and services.

Liquidity and Capital Resources

At December 31, 2001, the Company had current assets of $5,840 and total assets of $1,028,759 as compared to $10,911 and $1,041,514 respectively at September 30, 2001. The Company's working capital deficit of $1,570,600 at December 31, 2001 compared to a working capital deficit of $1,395,453 at September 30, 2000 shows an increase in working capital deficit of $175,147 for the year to date from the figure for the year ended September 30, 2000.

Net stockholders' deficit in the Company was $547,681 as of December 31, 2001, compared to $364,850 at year-end on September 30, 2001. This increase in the deficit is due primarily to consulting fees paid by the Company through the issuance of its common stock, which were valued and recorded at prevailing market shares prices.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 5 of this Form 10-QSB, and are incorporated herein by this reference.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Power Exploration, Inc.
                                            (Registrant)




Date      February 7, 2002           /S/ Joe Bill Bennett
                                     -----------------------------------------
                                     Joe Bill Bennett, Chief Executive Officer




Date      February 7, 2002          /S/Mark Zouvas
                                    ------------------------------------------
                                    Mark Zouvas, Chief Financial Officer

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