Form 10QSB
period 2002-03-31
POWER EXPLORATION INC
filed 2002-05-21
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

[ ]      Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from_______ to________ .



         Commission file number:000-09419
                                ---------


                             POWER EXPLORATION, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           NEVADA                                          84-0811647
-------------------                                   --------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                         Identification No.)



                   5416 Birchman Ave., Fort Worth, Texas 76107
              --------------------------------------------------
              (Address of principal executive office)   (Zip Code)


                                 (817) 377-4464
                                -----------------
                           (Issuer's telephone number)


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


         The number of outstanding shares of the issuer's common stock, $0.02 par value (the only class of voting stock), as of March 31, 2002 was 12,141,010.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................8


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................11

SIGNATURES...................................................................11

INDEX TO EXHIBITS............................................................12

PART I-   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

As used herein, the term "Power" refers to Power Exploration, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for Power as of the quarter ended March 31, 2002 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto.












                      [This Space Intentionally Left Blank]

                     POWER EXPLORATION, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                        Mar 31 2002             Sep 30 2001
                                                                        Unaudited               Audited
                                                                  ----------------------   ------------------
                           ASSETS
CURRENT ASSETS
Cash                                                               $               5,310    $               -
Accounts Receivable - Related Party                                                7,501               10,911
                                                                   ---------------------    -----------------
Total Current Assets                                                              12,811               10,911
                                                                   ---------------------    -----------------

OIL & GAS PROPERTIES, FULL COST METHOD
Properties being amortized                                                     1,000,000            1,000,000

Less:  Accumulated depreciation, depletion & amortization                        (42,058)             (42,058)
                                                                   ---------------------    -----------------
Net Oil and Gas Properties                                                       957,942              957,942
                                                                   ---------------------    -----------------

PROPERTY AND EQUIPMENT
Property and Equipment                                                             1,374                1,374
Accumulated Depreciation                                                          (1,030)                (893)
                                                                   ---------------------    -----------------
Total Property and Equipment                                                         344                  481
                                                                   ---------------------    -----------------

OTHER ASSETS
Net Assets of Discontinued Operations                                            119,176               66,143
Other                                                                              6,037                6,037
                                                                   ---------------------    -----------------
Total Other Assets                                                               125,213               72,180
                                                                   ---------------------    -----------------


TOTAL ASSETS                                                       $           1,096,310    $       1,041,514
                                                                   =====================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash Overdraft                                                     $                   -    $           5,426
Accounts Payable and Accrued Expenses                                             95,572              598,697
Accounts Payable-Related Parties                                                  25,988              522,241
Notes Payable                                                                    322,017              250,000
Notes Payable -- Related Parties                                                       -               30,000
                                                                   ---------------------    -----------------
Total Current Liabilities                                                        443,577            1,406,364
                                                                   ---------------------    -----------------

LONG TERM LIABILITIES                                                                  -                    -
                                                                   ---------------------    -----------------
Total Liabilities                                                                443,577            1,406,364
                                                                   ---------------------    -----------------

STOCKHOLDERS' EQUITY
Common Stock ($.02 par value; 50,000,000 shares authorized,
12,141,010 and 141,010 shares issued & outstanding,
respectively)                                                                    242,820                2,820
Additional Paid-In Capital                                                    34,736,511           33,759,149
Accumulated Deficit                                                          (34,326,598)         (34,126,819)
                                                                   ---------------------    ------------------
Total Stockholders' Equity                                                       652,733             (364,850)
                                                                   ---------------------    ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $           1,096,310    $       1,041,514
                                                                   =====================    ==================

                     POWER EXPLORATION, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                  6 Months Ending           6 Months Ending
                                                    Mar 31, 2002              Mar 31, 2001
                                                     Unaudited                 Unaudited
                                               ----------------------    --------------------
REVENUE
Oil and Gas Sales                               $              44,138    $             82,864
Miscellaneous Revenue                                               -                       -
                                                ---------------------    --------------------
Total Revenue                                                  44,138                  82,864
                                                ---------------------    --------------------
COST OF REVENUE
Lease Operating                                               107,864                 124,507
Production Taxes                                                2,051                   3,263
Depreciation, Depletion & Amortization                            137                     695
                                                ---------------------    --------------------
Total Cost of Revenue                                         110,052                 128,465
                                                ---------------------    --------------------
GROSS PROFIT (LOSS)                                           (65,914)                (45,601)
                                                ---------------------    --------------------
EXPENSES
General and Administrative                                    163,315                 223,930
Interest Expense                                                9,802                  12,969
                                                ---------------------    --------------------
Total Expenses                                                173,117                 236,899
                                                ---------------------    --------------------
PROFIT (LOSS) BEFORE OTHER INCOME
AND PROVISION FOR INCOME TAXES                               (239,031)               (282,500)

Recovery of Bad Debt                                                -                       -
Other Income/Loss                                              39,252                      89
                                                ---------------------    --------------------
PROFIT (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                             (199,779)               (282,411)

PROVISION FOR INCOME TAXES                                          -                       -
                                                ---------------------    --------------------
NET (LOSS) FROM
CONTINUING OPERATIONS                                        (199,779)               (282,411)

LOSS ON DISPOSAL OF DISCONTINUED
     OPERATIONS                                                     -                       -
                                                ---------------------    --------------------
NET LOSS                                                     (199,779)               (282,411)

PROFIT (LOSS) PER SHARE                         $              (0.11)    $             (0.02)
                                                =====================    ====================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                          1,855,296              14,446,531
                                                =====================    ====================

                        POWER EXPLORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 3 Months Ending        3 Months Ending
                                                   Mar 31, 2002           Mar 31, 2001
                                                   Unaudited               Unaudited
                                              --------------------     -------------------
REVENUE
Oil and Gas Sales                             $             26,069     $            42,057
                                              --------------------     -------------------
Total Revenue                                               26,069                  42,057
                                              --------------------     -------------------
COST OF REVENUE
Lease Operating                                             51,427                  87,242
Production Taxes                                             1,351                   1,379
Depreciation, Depletion & Amortization                          68                     347
                                              --------------------     -------------------
Total Cost of Revenue                                       52,846                  88,968
                                              --------------------     -------------------
GROSS PROFIT (LOSS)                                        (26,777)                (46,911)
                                              --------------------     -------------------
EXPENSES
General and Administrative                                  26,736                  25,089
Interest Expense                                             2,686                   5,989
                                              --------------------     -------------------
Total Expenses                                              29,422                  31,078
                                              --------------------     -------------------
PROFIT (LOSS) BEFORE OTHER INCOME
AND PROVISION FOR INCOME TAXES                             (56,199)                (77,989)

Recovery of Bad Debt                                             -                       -
Other Income/Loss                                           39,252                    (358)
                                              --------------------     -------------------
PROFIT (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                           (16,947)                (78,347)

PROVISION FOR INCOME TAXES                                       -                       -
                                              --------------------     -------------------
NET (LOSS) FROM
CONTINUING OPERATIONS                                      (16,947)                (78,347)

OPERATING LOSS DISCONTINUED OPERATIONS                           -                  12,448
LOSS ON DISPOSAL OF DISCONTINUED
     OPERATIONS                                                  -                       -
                                              --------------------     -------------------
NET PROFIT (LOSS)                             $            (16,947)    $           (65,899)
                                              ====================     ===================

PROFIT (LOSS) PER SHARE                       $             (0.01)     $            (0.00)
                                              ====================     ===================
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                       1,855,296              14,446,531
                                              ====================     ===================

                     POWER EXPLORATION, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 6 Months Ending      6 Months Ending
                                                                   Mar 31, 2002        Mar 31, 2001
                                                                    Unaudited          Unaudited
                                                            -------------------     ------------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net (Loss)                                                $         (199,779)    $         (282,411)
   Adjustments to Reconcile Net (Loss) to Net Cash
     From Operating Activities
       Depreciation, Depletion and Amortization                             137                    695
     Issuance of Common Stock for Compensation
     and Services                                                             -                182,322
   Changes in Operating Assets and Liabilities
       Accounts Receivable                                                    -                 22,799
       Related Party Receivable/Payable                                 207,682                      -
       Prepaid and Other Assets                                               -                      -
       Accounts Payable and Accrued Expenses                             55,729                112,461
       Cash Overdraft                                                    (5,426)                (6,918)
                                                             ------------------     ------------------
           NET CASH PROVIDED (USED) IN
                CONTINUING OPERATIONS                                    58,343                 28,948
                                                             ------------------     ------------------
           NET CASH (USED) PROVIDED BY
                DISCONTINUED OPERATIONS                                 (53,033)               (28,948)
                                                             ------------------     ------------------
           NET CASH (USED) IN
                OPERATING ACTIVITIES                                      5,310                      -
                                                             ------------------     ------------------
CASH FLOW FROM INVESTING ACTIVITIES
           NET CASH PROVIDED BY
              INVESTING ACTIVITIES                                            -                      -
                                                             ------------------     ------------------
CASH FLOW FROM FINANCING ACTIVITIES
       Proceeds from Borrowings                                               -                      -
       Repayments of Borrowings                                               -                      -
       Increase in Common Stock                                               -                      -
       Increase in Additional Paid In Capital                                 -                      -
                                                             ------------------     ------------------

           NET CASH PROVIDED BY
              FINANCING ACTIVITIES                                            -                      -
                                                             ------------------     ------------------
   NET INCREASE (DECREASE) IN CASH                                        5,310                      -

  CASH AT BEGINNING OF PERIOD                                                 -                      -

                                                             ------------------     ------------------
   CASH AT END OF YEAR                                       $            5,310     $                -
                                                             ==================     ==================

SUPPLEMENTAL SCHEDULE OF CASH FLOW
     INFORMATION
             Cash  Paid During the Period For:
                Interest                                     $                -     $                -
                                                             ==================     ==================
                Income Taxes                                 $                -     $                -
                                                             ==================     ==================
SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
             Decrease  in Accounts Payable and
                  Accrued Expenses                                     (558,854)               (11,098)
       Decrease in Related Party Payables                              (730,525)                     -
       Increase in Note Payable                                          72,017                      -
       Contributed Capital                                              977,362                      -
             Issuance of Shares                                         240,000                 11,098
                                                             ------------------     ------------------
                                                             $                -     $                -
                                                             ==================     ==================

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Power Exploration, Inc. and Subsidiaries for the year ended September 30, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

NOTE 2: RELATED PARTY TRANSACTIONS

During the six month period ending March 31, 2002:

a)       The Company approved issuance of 8,500,000 shares of common stock to M.
         O. Rife III to settle aggregated loans to Power Exploration, Inc.

NOTE 3: CONSULTING AGREEMENTS

During the six month period ending March 31, 2002:

a) On March 1, 2002, the Company entered into a Strategic Consulting Agreement with Nepal Consulting, Inc. for 500,000 shares of common stock.

b) On March 1, 2002, the Company entered into a Strategic Consulting Agreement with Benchmark Equity Group, Inc. for 3,000,000 shares of common stock.

NOTE 4:  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of March 31, 2002 the Company had a working capital deficit of $430,766 and an accumulated deficit of $34,326,598. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital deficit. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.


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

General

During the second quarter of 2002, Power Exploration, Inc. and its subsidiaries (hereinafter "Power" unless the context indicates otherwise) continued to pursue capital financing alternatives and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of Power should be read in conjunction with the consolidated financial statements of Power and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

Gross revenues for the three and six months ended March 31, 2002, were $26,069 and $44,138 compared to $42,057 and $82,864 for the same periods in 2001, a 38% and 47% decrease in revenues for the respective periods in 2001. The gross revenues for three months ended March 31, 2002, were lower than the comparable quarter in 2001 due to a decrease in oil and gas sales.

Costs and Expenses

Costs of revenues for the three and six months ended March 31, 2002, were $52,846 and $110,052 compared to $88,968 and $128,465 for the same periods in 2001. The decrease in the costs of revenues is primarily due to decreases in lease operating expenses.

Interest and general and administrative were $29,422 and $173,117 for the three and six months ended March 31, 2002 compared to $29,422, and $236,899 for the same period in 2001. The primary reason for the decrease was the settlement of debt in March, 2002.

Gross Loss

Gross losses for the three and six months ended March 31, 2002, were $26,777 and $65,914 compared to $46,911 and $45,601 for the same periods in 2001. Gross loss as a percentage of revenues was 202% and 249% for the three and six months ended March 31, 2002, compared to 211% and 155% for the same periods in 2001.

Net losses for the three and six months ended March 31, 2002, were $16,947 and $199,779 compared to net losses of $65,899 and $282,411 for the same periods in 2001. The losses in 2001 were significantly greater than in 2002 due to debt settlement.

Liquidity and Capital Resources

At March 31, 2002, the Company had current assets of $12,811 and total assets of $1,096,310 as compared to $10,911 and $1,041,514, respectively at September 30, 2001. The Company's working capital deficit of $430,766 at March 31, 2002 compared to a working capital deficit of $1,395,453 at September 30, 2001 shows a decrease of $964,687 for the year to date from the figure for the year ended September 30, 2001.

Net stockholders' equity in the Company was $652,733 as of March 31, 2002, compared to $364,850 at year-end on September 30, 2001.


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits
         --------
         Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page _ of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.
         -------------------
         None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Power Exploration, Inc.
                                   (Registrant)




Date      May 20, 2002             /S/Edward A. Levy
                                   ---------------------------------------
                                   Edward A. Levy, Chief Executive Officer




Date      May 20, 2002             /S/Joe Bill Bennett
                                   ------------------------------
                                   Joe Bill Bennett, President

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