Form 10QSB
period 2002-06-30
POWER EXPLORATION INC
filed 2002-07-10
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)
    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the quarterly period ended June 30, 2002.

    [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from___________ to_____________.



         Commission file number:000-09419
                                ---------


                       MATRIX ENERGY SERVICES CORPORATION
                       (FORMERLY POWER EXPLORATION, INC.)
        (Exact name of small business issuer as specified in its charter)





                NEVADA                                    84-0811647
              -----------                                 ----------
             (State or other jurisdiction of           (I.R.S. Employer
              incorporation or organization)            Identification No.)




                   5416 Birchman Ave., Fort Worth, Texas        76107
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


         The number of outstanding shares of the issuer's common stock, $0.02 par value (the only class of voting stock), as of June 30, 2002 was 41,723,036.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS...............................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..............................10


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................12

SIGNATURES.................................................................13

INDEX TO EXHIBITS..........................................................14

PART I-   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

As used herein, the term "Matrix" refers to Matrix Energy Services Corporation (formerly Power Exploration, Inc.), a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for Matrix as of the quarter ended June 30, 2002 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto.












                      [This Space Intentionally Left Blank]

                MATRIX ENERGY SERVICES CORPORATION & SUBSIDIARIES
                (FORMERLY POWER EXPLORATION, INC. & SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEET

                                                                         June 30 2002            Sep 30 2001
                                                                          Unaudited                Audited
                                                                    ---------------------      ---------------------------
                        ASSETS
CURRENT ASSETS
Cash                                                                $           3,032          $                  -
Accounts Receivable - Related Party                                             7,550                        10,911
Prepaid Consulting Services                                                 2,595,160
                                                                    ---------------------      ---------------------------
Total Current Assets                                                        2,605,742                        10,911
                                                                    ---------------------      ---------------------------

OIL & GAS PROPERTIES, FULL COST METHOD
Properties being amortized                                                  2,000,000                     1,000,000

Less:  Accumulated depreciation, depletion & amortization                     (47,756)                      (42,058)
                                                                    ---------------------      ---------------------------
Net Oil and Gas Properties                                                  1,952,244                       957,942
                                                                    ---------------------      ---------------------------

PROPERTY AND EQUIPMENT
Property and Equipment                                                          1,374                         1,374
Accumulated Depreciation                                                       (1,099)                         (893)
                                                                    ---------------------      ---------------------------
Total Property and Equipment                                                      275                           481
                                                                    ---------------------      ---------------------------

OTHER ASSETS
Net Assets of Discontinued Operations                                         119,176                        66,143
Other                                                                           6,037                         6,037
                                                                    ---------------------      ---------------------------
Total Other Assets                                                            125,213                        72,180
                                                                    ---------------------      ---------------------------


TOTAL ASSETS                                                        $       4,683,474          $          1,041,514
                                                                    =====================      ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash Overdraft                                                      $               -          $              5,426
Accounts Payable and Accrued Expenses                                         274,209                       598,697
Accounts Payable-Related Parties                                               45,188                       522,241
Notes Payable                                                                 322,017                       250,000
Notes Payable -- Related Parties                                                    -                        30,000
                                                                    ---------------------      ---------------------------
Total Current Liabilities                                                     641,414                     1,406,364
                                                                    ---------------------      ---------------------------

LONG TERM LIABILITIES                                                               -                             -
                                                                    ---------------------      ---------------------------
Total Liabilities                                                             641,414                     1,406,364
                                                                    ---------------------      ---------------------------

STOCKHOLDERS' EQUITY
Common Stock ($.02 par value; 50,000,000 shares authorized,
41,723,036 and 141,010 shares issued & outstanding, respectively)             834,461                         2,820
Additional Paid-In Capital                                                 37,890,820                    33,759,149
Accumulated Deficit                                                       (34,683,221)                  (34,126,819)
                                                                    ---------------------      ---------------------------
Total Stockholders' Equity                                                  4,042,060                      (364,850)
                                                                    ---------------------      ---------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $       4,683,474          $          1,041,514
                                                                    =====================      ===========================

                       MATRIX ENERGY SERVICES CORPORATION
                (FORMERLY POWER EXPLORATION, INC. & SUBSIDIARIES)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     9 Months Ending                 9 Months Ending
                                                                      June 30, 2002                   June 30, 2001
                                                                        Unaudited                       Unaudited
                                                                    ---------------------      -------------------------
REVENUE

Oil and Gas Sales                                                   $          71,491          $            125,237

Miscellaneous Revenue                                                               -                           897
                                                                    ---------------------      -------------------------

Total Revenue                                                                  71,491                       126,134
                                                                    ---------------------      -------------------------

COST OF REVENUE

Lease Operating                                                               172,448                       190,079

Production Taxes                                                                3,351                         4,806

Depreciation, Depletion & Amortization                                          5,700                         1,043

Cost of Rig Sales & Drilling Revenue                                                -                             -
                                                              ---------------------------      -------------------------

Total Cost of Revenue                                                         181,499                       195,928
                                                              ---------------------------      -------------------------


GROSS PROFIT                                                                 (110,008)                      (69,794)
                                                              ---------------------------      -------------------------

EXPENSES

General and Administrative                                                    461,552                       360,630

Interest Expense                                                               25,920                        18,801

Asset Impairment Expense                                                            -                             -
                                                              ---------------------------      -------------------------

Total Expenses                                                                487,472                       379,431
                                                              ---------------------------      -------------------------

PROFIT (LOSS) BEFORE OTHER INCOME

AND PROVISION FOR INCOME TAXES                                               (597,480)                     (449,225)


Recovery of Bad Debt                                                                -                             -
Other Income/Loss                                                              41,078

PROFIT (LOSS) BEFORE PROVISION

FOR INCOME TAXES                                                             (556,402)                     (449,225)


PROVISION FOR INCOME TAXES                                                          -                             -
                                                              ---------------------------      -------------------------


NET PROFIT (LOSS)                                              $             (556,402)         $           (449,225)
                                                              ===========================      =========================


PROFIT (LOSS) PER SHARE                                        $               (0.04)          $             (0.03)
                                                              ===========================      =========================

WEIGHTED AVERAGE NUMBER OF

SHARES OUTSTANDING                                                         15,353,036                    15,602,781
                                                              ===========================      =========================

                       MATRIX ENERGY SERVICES CORPORATION
                (FORMERLY POWER EXPLORATION, INC. & SUBSIDIARIES)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                            3 Months Ending                   3 Months Ending
                                                             June 30, 2002                     June 30, 2001
                                                               Unaudited                         Unaudited
                                                      --------------------------    -------------------------------
REVENUE
Oil and Gas Sales                                     $               27,353        $               42,373
Miscellaneous Income                                                       -                           808
Drilling Revenue                                                           -                             -
                                                      --------------------------    -------------------------------
Total Revenue                                                         27,353                        43,181
                                                      --------------------------    -------------------------------

COST OF REVENUE
Lease Operating                                                       64,584                        65,572
Production Taxes                                                       1,300                         1,543
Depreciation, Depletion & Amortization                                 5,563                           348
Exploration                                                                -                             -
Cost of Rig Sales & Drilling Revenue                                       -                             -
                                                      --------------------------    -------------------------------
Total Cost of Revenue                                                 71,447                        67,463
                                                      --------------------------    -------------------------------

GROSS PROFIT                                                         (44,094)                      (24,282)
                                                      --------------------------    -------------------------------

EXPENSES
General and Administrative                                           298,237                       136,700
Interest Expense                                                      16,118                         5,832
Asset Impairment Expense                                                   -                             -
                                                      --------------------------    -------------------------------
Total Expenses                                                       314,355                       142,532
                                                      --------------------------    -------------------------------

PROFIT (LOSS) BEFORE OTHER INCOME
AND PROVISION FOR INCOME TAXES                                      (358,449)                     (166,814)

Recovery of Bad Debt                                                       -                             -
Other Income/Loss                                                      1,826                             -
                                                                                    -------------------------------

PROFIT (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                                    (356,623)                     (166,814)

PROVISION FOR INCOME TAXES                                                 -                             -
                                                      --------------------------    -------------------------------

NET PROFIT (LOSS)                                     $             (356,623)       $             (166,814)
                                                      ==========================    ===============================

PROFIT (LOSS) PER SHARE                               $               (0.01)        $               (0.01)
                                                      ==========================    ===============================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                37,748,036                    15,602,781
                                                      ==========================    ===============================

                       MATRIX ENERGY SERVICES CORPORATION
                (Formerly Power Exploration, Inc. & Subsidiaries)
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                 9 Months Ending
                                                                 June 30, 2002
                                                                 Unaudited
                                                                 --------------
CASH FLOW FROM OPERATING ACTIVITIES

  Net (Loss)                                                         $ (556,402)
  Adjustments to Reconcile Net (Loss) to Net Cash                             -
    From Operating Activities                                                 -

      Depreciation, Depletion and Amortization                            5,904
    Changes in Operating Assets and Liabilities

      Related Party Receivables/Payables                                226,833

      Prepaid and Other Assets                                          150,790

      Accounts Payable and Accrued Expenses                             234,366

      Cash Overdraft                                                     (5,426)

      NET CASH PROVIDED BY

        CONTINUING OPERATIONS                                            56,065
                                                                    -----------

      NET CASH (USED) PROVIDED BY

        DISCONTINUED OPERATIONS                                         (53,033)
                                                                    -----------

      NET CASH PROVIDED BY

        OPERATING ACTIVITIES                                              3,032

CASH FLOW FROM INVESTING ACTIVITIES

    NET CASH PROVIDED BY
      INVESTING ACTIVITIES
                                                                    -----------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from Borrowings
  Repayments of Borrowings
  Increase in Common Stock
  Increase in Additional Paid In Capital
                                                                    -----------

    NET CASH PROVIDED BY
      FINANCING ACTIVITIES
                                                                    -----------


NET INCREASE (DECREASE) IN CASH                                           3,032

CASH AT BEGINNING OF PERIOD

                                                                    -----------

CASH AT END OF YEAR                                                       3,032
                                                                    ===========

                        POWER EXPLORATION & SUBSIDIARIES
                (Formerly Power Exploration, Inc. & Subsidiaries)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                9 Months Ending
                                                                  June 30, 2002
                                                                   Unaudited
                                                                 ---------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
  INFORMATION
    Cash Paid During the Period For:

      Interest                                                                -
                                                                 ==============

      Income Taxes                                                            -
                                                                 ==============

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
    Reduction in Related

    Party Payables                                                     (730,525)
    Purchase of Oil and Gas Leases                                   (7,100,000)
    Reduction in Accounts Payable and
      Accrued Expenses                                                 (558,854)
    Prepaid Consulting.com                                           (2,745,950)
    Notes Payable Increase                                               72,017
    Issuance of Shares                                                  831,641
                                                                 --------------
    Additional Paid-In Capital

NOTE 1: BASIS OF PRESENTATION

The accompanying un-audited consolidated financial statements have been prepared in accordance with generally accepted accounting principals ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Matrix Energy Services Corporation and its Subsidiaries for the year ended September 30, 2001.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

NOTE 2: RELATED PARTY TRANSACTIONS

During the three-month period ending June 30, 2002:

   None

NOTE 3: CONSULTING AGREEMENTS

During the three-month period ending June 30, 2002:

a) On June 7, 2002 the Company entered into a Consulting Agreement with Allen Wolfson to provide services in exchange for 600,000 free trading, S-8 registered shares of the Company's common stock valued at $606,000 and granted the consultant options to purchase up to 600,000 shares of the Company's common stock valued at $516,360 using the Black-Scholes method, registered under the S-8 registration statement, at an exercise price of fifty cents ($0.50) per share. If the consultant provides a material assistance to the Company in a merger, acquisition or asset purchase of an entity, the Company agrees to pay consultant 9.9% of the gross value of such transaction, payable in cash or company stock.

b) On June 12, 2002 the Company entered into a Consulting Agreement with Howard Pence to provide services in exchange 500,000 free trading, S-8 registered shares of the Company's common stock valued at $505,000 and granted the consultant options to purchase up to 1,300,000 shares of the Company's common stock valued at $1,118,650 using the Black-Scholes method, registered under the S-8 registration statement, at an exercise price of fifty cents ($0.50) per share. If the consultant provides a material assistance to the Company in a merger, acquisition or asset purchase of an entity, the Company agrees to pay consultant 9.9% of the gross value of such transaction, payable in cash or company stock.

c) On June 26, 2002 the Company entered into a Strategic Consulting Agreement with Feng Shui Consulting to represent the Company to international investors.

d) On June 26, 2002, the Company entered a Offshore Stock Purchase Agreement with Global Trade Finance ("Global") that allows Global to purchase 239,726 shares of the Company's common stock in compliance with Regulation S, pursuant to registration under the Securities Act of 1933 at a purchase price of Fifty Cents (US$.50) per share for a total price of One Hundred and Nineteen Thousand Eight Hundred and Sixty Three Dollars ($119,863.00).


NOTE 4:  ACQUISITIONS

During the three-month period ending June 30, 2002:
On June 25, 2002, the Company acquired 2,748 acres of Bureau of Land Management leases from J Rags Properties, L.L.C. in exchange for 2,000,000 in shares of the Company's common stock, restricted pursuant to Rule 144 of the Securities Act of 1933.

NOTE 5:  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of June 30, 2002 the Company had a working capital deficit of $630,832, excluding the $2,505,160 prepaid consulting services, and an accumulated deficit of $34,683,221. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital deficit. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

On May 29, 2002, the Board of Directors of Power Exploration, Inc. (OTCBB:
"PWEX") voted to change the name of the company to Matrix Energy Services Corporation (OTCBB: "MXES") in light of the recent re-organization of the Company. At the same meeting, the Board voted to implement the Corporation's 2002 Stock Option Plan and the registration of 3,000,000 shares of the Company's common stock in an S-8 registration statement to be used as payment to consultants assisting with future acquisitions.

As used herein, the term "Company" refers to Matrix Energy Services Corporation, a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. Originally incorporated on October 31, 1979 in Colorado as Imperial Energy Corp., the Company adopted the name Power Exploration, Inc. in May of 1998. Current management obtained controlling ownership of the Company in October of 1999.

The Company, along with its wholly owned subsidiaries, is a developmental global resource company engaged in oil and gas exploration. In addition to exploration and development of new properties, the Company redevelops currently producing oil and gas fields.

On June 14, 2002, the Board of Directors voted to split the company stock 3 for 1 effective June 17, 2002 and payable June 28, 2002. This brought the number of outstanding shares to 39,723,036. On June 26, 2002, the Company issued an additional 2,000,000 shares of its common stock in exchange for assignment of oil and gas leases.

Forward Looking Statements

The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of Matrix Energy Services Corporation ("Matrix") to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although Matrix believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by Matrix or any other person that the objectives and plans of Matrix will be achieved.

General

During the third quarter of 2002, Matrix Energy Services Corporation and its subsidiaries (hereinafter "Matrix" unless the context indicates otherwise) continued to pursue capital financing alternatives and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of Matrix should be read in conjunction with the consolidated financial statements of Matrix and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

Gross revenues for the nine-months ended June 30, 2002, were ($71,491) compared to ($69,794) for the same period in 2001.

Costs and Expenses

Costs of revenues for the nine-months ended June 30, 2002, is $181,499 compared to $195,928 for the same periods in 2001. The decrease in the costs of revenues is primarily due to decreases in lease operating expenses.

Interest and general and administrative expenses totaled $487,472 for the nine-months ended June 30, 2002 compared to $379,431 for the same period in 2001. The primary reason for the increase was the expensing of consulting services and an increase in salaries.

Gross Loss

Net losses for the nine-months ended June 30, 2002, were $556,402 compared to net losses of $449,225 for the same period in 2001.

Liquidity and Capital Resources

At June 30, 2002, the Company had current assets of $10,582, excluding prepaid consulting services and total assets of $4,683,474 as compared to $10,911 and $1,014,514, respectively at September 30, 2001. The Company's working capital deficit of $630,832 at June 30, 2002 compared to a working capital deficit of $1,395,453 at September 30, 2001 shows a decrease of $764,621 for the year to date from the figure for the year ended September 30, 2001.

Net stockholders' equity in the Company was $4,042,060 as of June 30, 2002, compared to a deficit of $364,850 at year-end on September 30, 2001.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K


(a) Exhibits    Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 14 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K                None
         -------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Matrix Energy Services Corporation
                                  (Registrant)




Date      July 9, 2002              /S/Edward A. Levy
                                    -----------------------------------------
                                    Edward A. Levy, Chief Executive Officer




Date      July 9, 2002              /S/Joe Bill Bennett
                                    -----------------------------------------
                                    Joe Bill Bennett, President

                                INDEX TO EXHIBITS

EXHIBIT   PAGE
NO.       NO.      DESCRIPTION

2.1       *        Plan of  Reorganization  and  Change  of Situs by  which
                   Titan  Energy  Corp.,  and  Power Exploration, Inc. Changes
                   Its Place of Incorporation.

2.2       *        Agreement  and  Plan  of  Merger  Between  Power
                   Exploration,   Inc.  (Nevada)  and  Power Exploration, Inc.
                   (Colorado).  August 1, 1998.

2.3       *        Articles of Merger Between Power  Exploration,  Inc. (Nevada)
                   and Power  Exploration,  Inc.(Colorado).  August 1, 1998.

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

3.6       *        By Laws of Power Exploration,Inc.(Nevada) Dated June 1, 1998.

* Previously filed and incorporated herein by reference from the Form 10-KSB filed January 14, 2000.