Form 10KSB
period 2002-09-30
POWER EXPLORATION INC
filed 2003-01-13
CIK 316621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from __________________________ to_____________________________.


     Commission file number: 000-09419
                             ---------

                       MATRIX ENERGY SERVICES CORPORATION
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

-------------------------------------------------------------------------------

      Nevada                                                84-0811647
-------------                                     --------------------------
State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

                  5416 Birchman Avenue, Fort Worth, Texas 76107
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (817) 377-4464
                      -------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

          Title of Each Class   Name of each Exchange on Which Registered
          -------------------   -----------------------------------------
          Common Stock                   None
           ($0.02 Par Value)


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

The issuer's total consolidated revenues for the year ended September 30, 2002, were $108,580.

The aggregate market value of the registrant's Common Stock, $0.02 par value (the only class of voting stock), held by non-affiliates was approximately $8,821,235 based on the average closing bid and asked prices for the Common Stock on January 10, 2003.

At January 10, 2003, the number of shares outstanding of the registrant's Common Stock, $0.02 par value (the only class of voting stock), was 43,518,036.

                                TABLE OF CONTENTS

                                                                         PAGE
                                    PART I


Item 1.       Description of Business.................................... 1

Item 2.       Description of Property.................................... 8

Item 3.       Legal Proceedings..........................................10

Item 4.       Submission of Matters to a Vote of Security-Holders........11


                                    PART II

Item 5.       Market for Common Equity and Related Stockholder Matters...10

Item 6.       Management's Discussion and Analysis or Plan of Operation..15

Item 7.       Financial Statements.......................................21

Item 8.       Changes in and Disagreements With Accountants
                on Accounting and Financial Disclosure...................49

                                    PART III

Item 9.       Directors and Executive Officers...........................49

Item 10.      Executive Compensation.....................................50

Item 11.      Security Ownership of Certain Beneficial
                Owners and Management....................................51

Item 12.      Certain Relationships and Related Transactions.............51

Item 13.      Exhibits and Reports on Form 8-K...........................52

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

As used herein, the term "Company" refers to Matrix Energy Services Corporation (formerly Power Exploration, Inc.), a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. Originally incorporated on October 31, 1979 in Colorado as Imperial Energy Corp., the Company adopted its present name in May of 2002. During its history, the Company has changed its name several times. At different times the Company has been known as Imperial Energy Corp., Funscape Corp., Oil Retrieval Systems, Inc., Titan Energy Corp., Inc. and Power Exploration, Inc. Current management obtained controlling ownership of the Company in October of 1999. The Company changed its domicile to Nevada on May 31, 1998 through a merger of Titan Energy Corp., Inc., a Colorado Corporation, with a Nevada corporation bearing the name Power Exploration, Inc.

The Company, along with its wholly owned subsidiaries, is a developmental resource company engaged in oil and gas exploration. In addition to exploration and development of new properties, the Company redevelops currently producing oil and gas fields.

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

The Company focuses its exploration efforts on its significant holdings in Texas. The Company is redeveloping existing fields in and around Corsicana, Texas and other areas of the region where fields have been partially depleted by conventional production methods, but where significant, proven reserves of oil and gas still remain. These fields can become commercially viable and provide long-term revenue streams utilizing the latest technology.

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

On June 17, 1997 the Company acquired 100% of the issued and outstanding shares of Oil Seeps, Inc. (now Power Operating, Inc.), a Texas Corporation. Due to its lack of capital for exploration and drilling, Oil Seeps ceased operations in 1999.

On June 21, 2002, the Company purchased 2747.95 acres of mineral leases from J. Rags Properties, LLC for 2,000,000 shares of newly issued shares of the Company's common stock, restricted pursuant to Rule 144 of the Securities Act of 1933, valued at $1.00 per share. The mineral leases were originally sold by the US Bureau of Land Management on Oct. 17, 2001 at public auction. The mineral leases acquired by the Company are divided into 11 parcels and are all located in the LBJ National Grasslands in northern Wise County, Texas. All leases are for a term of 10 years with an effective date of 12-1-01. All of the mineral leases are within the known boundaries of the Barnett Shale gas play with no depth restrictions.

On August 6, 2002, the Company signed a Letter of Intent with TBX Resources, Inc. and JADA Mineral Trust to sell an undivided 83.3333% participation in the Company's BLM mineral leases. TBX and JADA would provide drilling funds for the development drilling of approximately 70 wells on the BLM mineral leases commencing in the 1st quarter of 2003.

As of this filing, no drilling operations have commenced.

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

As of September 30, 2002, the Company employed 5 persons all of whom are engaged in office and administrative activities.

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

The Company made no exploration and development expenditures during the fiscal years ended September 30, 2001, and 2002, respectively. The Company made net lease acquisitions of $2,000,000 for proved and unproved properties during the fiscal year-ended September 30, 2002. Total lease acquisition for both proved and unproved properties was zero during the fiscal year ended September 30,

2001. The Company's ability to continue to fund its exploration and development activities depends upon cash flow and its ability to secure the necessary financing for such activities.

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

Under the OPA, a release of oil into water or other areas designated by the statue could result in the Company being held responsible for the costs of re-mediating such a release, certain OPA specified damages and natural resource damages. The extent of that liability could be extensive, as set forth in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in the Company being held responsible under the CWA for the cost of remediation, and civil and criminal fines and penalties.

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

Because previous owners and operators have conducted oil and gas exploration and production, and possibly other activities, at some of the Company's properties, materials from these operations remain on some of the properties and in some instances require remediation. In addition, the Company has agreed to indemnify Sellers of producing properties from whom the Company has acquired reserves against certain liabilities for environmental claims associated with such properties. While the Company does not believe the costs to be incurred by the Company for compliance and re-mediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

Facilities

The Company leases approximately 2,500 square feet of office space in Fort Worth, Texas, for its corporate offices. The month-to month lease requires a monthly rental payment of $3,325.00. The Company considers this space adequate for its present needs.

General Description of Oil and Gas Properties

The Company has leasehold interests in the Corsicana Field, located in South Central Texas. The Corsicana Field is comprised of 875 existing wells on 67 leases of which the Company has a leasehold interest of approximately 8,000 acres in the underground minerals. Of these wells, there were only 215 active wells as of September 30, 2002. Of the 215 active wells, not all are regularly producing wells.

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

Then on December 9, 1999, the Company issued 240,000 shares of its common stock to acquire an additional 3,500 acres of leases in the Corsicana Fiele consisting of 32 leases including 240 producing oil wells and 39 injection wells.

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

Due to the Company's inability to raise capital sufficient to develop its proved oil and gas reserves in the Corsicana Field, no reserve report was prepared for the year ending September 30, 2002. For the year ending September 30, 2002 and 2001, less than an average of 6,400 barrels of oil were produced annually. This lack of production or potential production led to the Company suffering an impairment loss in its proved oil and gas properties in the amount of $7,856,890 in 2001. This impairment loss lowers the carrying value of the leases to management's estimation of the value of the leases if a sale was made to an unrelated third party in an arms length transaction. No additional impairment was made as of September 30, 2002.

On June 21, 2002, the Company purchased 2747.95 acres of mineral leases from J. Rags Properties, LLC for 2,000,000 shares of newly issued shares of the Company's common stock, restricted pursuant to Rule 144 of the Securities Act of 1933, valued at $1.00 per share. The mineral leases were originally sold by the US Bureau of Land Management on Oct. 17, 2001 at public auction. The mineral leases acquired by the Company are divided into 11 parcels and are all located in the LBJ National Grasslands in northern Wise County, Texas. All leases are for a term of 10 years with an effective date of 12-1-01. All of the mineral leases are within the known boundaries of the Barnett Shale gas play with no depth restrictions.

On August 6, 2002, the Company signed a Letter of Intent with TBX Resources, Inc. and JADA Mineral Trust to sell an undivided 83.3333% participation in the Company's BLM mineral leases. TBX and JADA would provide drilling funds for the development drilling of approximately 70 wells on the BLM mineral leases commencing in the 1st quarter of 2003.

As of this filing, no drilling operations have commenced.

Oil and Gas Reserves

As of September 30, 2002, the Company's oil and natural gas interests were located in the State of Texas. The Company has no reserves offshore.

The following table summarizes the Company's reserves on September 30, 2000, and September 30, 2001 and was prepared in accordance with the rules and regulations of the Commission. As noted above, no reserve study was done in 2002.



                                                         Oil (mbbls)
                                                         -----
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

Operating Activities

Where possible, the Company prefers to have Rife Oil Properties, Inc. act as operator of the oil and natural gas properties and prospects in which it owns an interest. M. O. Rife III, a Director of the Company, is the President of Rife Oil Properties, Inc. Mr. Rife, through ownership in MOROIL, owns 15,740,000 shares or 36% of the Company. The operator of an oil and natural gas property supervises production, maintains production records, employs field personnel and performs other functions required in the production and administration of such property. The fees for such services customarily vary from well to well, depending on the nature, depth and location of the well being operated. Generally, the operator of an oil and natural gas prospect is determined by such factors as the size of the working interest held by a participant in the prospect, a participant's knowledge and experience in the geological area in which the prospect is located and geographical considerations. Independent drilling contractors drill the Company's wells.

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

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending cases involving the Company:

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended September 30, 2002, no matters were submitted by the Company to a vote of its shareholders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS


Market Information

The Company's Common Stock is currently quoted on the Electronic Bulletin Board under the symbol "MXES," but there is limited trading in the Common Stock. The following table sets forth the high and low bid prices from October 1, 2000 through September 30, 2002, based upon quotations periodically published on the OTC. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                        HIGH          LOW

Fiscal Year ended September 30, 2001
     October, November, & December, 2000                $ 0.50        $ 0.14
     January, February, & March, 2001                   $ 0.187       $ 0.08
     April, May, & June, 2001                           $ 0.25        $ 0.10
     July, August, & September, 2001                    $ 0.09        $ 0.029

Fiscal Year ended September 30, 2002
     October, November, & December, 2001                $ 0.75        $ 0.0
     January, February, & March, 2002                   $10.50        $ 2.625
     April, May, & June, 2002                           $ 6.75        $ 1.00
     July, August, & September, 2002                    $ 2.625       $ 0.3125


The bid price for the Common Stock was $0.43 on January 10, 2003. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Shareholders

According to the records of the Company's transfer agent, there were 2,238 holders of record who held 43,518,036 shares of the Company's Common Stock on September 30, 2002 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders).1

Dividends

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

On March 31, 2002, the Company issued 9,000,000 shares of its common stock for consulting services valued at $450,000 to Benchmark Equity Group, Inc.

On March 31, 2002, the Company issued 25,500,000 shares of its common stock for the settlement of related party debts at a value of $1,275,000.

On March 31, 2002, the Company issued 1,250,000 shares of its common stock for consulting services valued at $62,500 to Nepal Consulting, Inc.

On June 7, 2002, the Company issued 1,800,000 shares of its common stock for consulting services valued at $1,122,300 to Allen Wolfson.

On June 12, 2002, the Company issued 1,500,000 shares of its common stock for consulting services valued at $1,623,650 to Howard A. Pence.

On June 21, 2002, the Company issued 2,000,000 shares of its common stock for the acquisition of oil and gas propertiew for a value of $2,000,000.

In July 2002, the Company acquired 10,000,000 shares of its common stock through the issuance of a note payable to MOROIL, Inc., a company owned by M.O. Rife, III, Director and Chairman of the Board of the Company, in the amount of $286,366. These shares are being held in escrow pursuant to an offshore stock purchase agreement with First Chartered Capital Corporation, Inc., a British Virgin Islands Corporation. As of September 30, 2002, 642,032 shares of the 10,000,000 treasury shares had been sold for $210,635. From October 1, 2002 through January 10, 2003, the balance of the treasury shares (9,357,968 shares) plus an additional 2,924,716 shares of the Company's common shares had been sold for $505,172 for a total of 12,924,716 shares.

On August 19, 2002 the Company issued 2,000,000 shares of its common stock as an investment in Career Worth, Inc. for a value of $5,020,000.

On September 5, 2002, the Company issued 45,000 shares of its common stock for fees relating to a bridge financing valued at $9,000.

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

Results of Operations

Revenues

The Company's oil and gas sales decreased $66,007 or 38%, to $108,580 for the fiscal year ended September 30, 2002 from $174,587 for the fiscal year ended September 30, 2001. Revenues from the sales of oil and gas decreased primarily because of the decrease in production generated from the Corsicana Field.

Costs and Expenses

The Company's general and                     2002              %                2001            %
                                          ----------          -------        ------------     -------
administrative expenses increased
$833,079, or 123%, to $1,509,110 for
the fiscal year ended September 30,
2002 from $676,031 for the fiscal year
ended September 30, 2001. The change in
the dollar amount of general and
administrative expenses was due
primarily to increased consulting fees,
which accounted for 73% of all general
and administrative expenses in 2002.
The following summarizes the general
and administrative expenses:

     Consulting Fees                      $1,106,413           73.3          $  80,557          11.9
     Corporate Directors Expense                  -              -                  -             -
     Legal Fees and Settlements                4,010             -               3,042            -
     Salaries and Payroll Taxes              233,120           15.4            386,596          57.2
     Other                                   165,567           11.3            205,836          30.9
                                          ---------           --------        ---------         -----

                                          $1,509,110          100.0%         $ 676,031         100.0%
                                          ==========          ======         =========         =======

The Company used its common shares as payment to consultants, the fair values of these shares resulted in extremely large charges to operations in 2002. In 2002, the Company issued shares of its common stock as payment for $1,106,413 in services.

The lease operating expenses increased by $7,051, or 3%, to $246,162 in 2002, compared to $239,111 in 2001. The increase was primarily due to a small increase in repairs and maintenance costs.

In 2002, the interest expense increased by $554,398, or 1791% to $585,352, compared to $30,954 in 2001. The increase is primarily the result of issuing 8,500,000 shares of the Company's common stock valued at $.15 in payment of accounts payable, accrued liabilities, and notes payable to related parties. The debt settlements were liquidated by issuance of the Company's common stock.

Net Income (Loss)

Net loss for the fiscal year ended September 30, 2002 was $2,330,758, or $.11 per share, compared to a loss of $8,629,157, or $20.49 per share, for the fiscal year ended September 30, 2001. This $6,298,399 decrease in loss was primarily the result of the decrease in the write down of the impairment of oil and gas assets in 2001. Net cash used in operating activities was $0 for the fiscal year ended September 30, 2001, and $186,337 for the fiscal year ended September 30, 2002.

Liquidity and Capital Resources

The Company's working capital surplus on September 30, 2002 was $1,338,025 compared to a deficit of $1,395,453 on September 30, 2001. This $2,733,478 increase in working capital surplus resulted primarily from the current portion of prepaid consulting fees (see note 6 of the financial statements), for services to be rendered through March 2004.

Non Cash Transactions

During the year ended September 30, 2002, the Company issued the following shares of its common stock:
                                            Shares                Value
                                            ------------          -------------
  Compensation for Consulting Services      13,550,000           $   3,258,450
  Settlement of Related Party Debts         25,500,000               1,275,000
  Acquisition of Oil and Gas Properties      2,000,000               2,000,000
  Investment in Career Worth, Inc.           2,000,000               5,020,000
  Bridge Financing Fee                          45,000                   9,000
                                            ------------          --------------

                                            43,095,000           $  11,562,450
                                            ==========            ============
Long-Term Debt

On September 30, 2002, the Company had no long-term debt. Although 55% of the Company's assets are comprised of oil and gas properties that are not a current asset, all of the Company's borrowings have been short term in nature. This has aggravated the Company's cash position and produced lower measures of financial performance than would otherwise be possible.

History of Losses

The Company had net losses of $2,330,758 and $8,629,157, for the years ended September 30, 2002 and September 30, 2001, respectively. The Company may continue to incur net losses and, to the extent that it remains without operational funding, such losses may continue.

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

Concentration of Production

The Company's existing proved producing oil and natural gas reserves and its production is located in a single field, which consists of 8,000 acres and contains 875 wells. Accordingly, to the extent that the Company experiences any operating difficulties in connection with such wells or that the estimated proved reserves attributable thereto are less than those that are currently estimated to exist, the Company could be adversely affected.

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



               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                                TABLE OF CONTENTS



                                                                       Page

Report of Independent Certified Public Accountants
   Killman, Murrell & Co., P.C.                                        F-2

Financial Statements

   Consolidated Balance Sheets as of September 30, 2002 and 2001       F-3

   Consolidated Statements of Operations for the
        Years Ended September 30, 2002 and 2001                        F-5

   Consolidated Statements of Stockholders' Equity (Deficit)
        and Comprehensive Loss for the Years Ended
        September 30, 2002 and 2001                                    F-7

   Consolidated Statements of Cash Flows for the Years Ended
        September 30, 2002 and 2001                                    F-8

   Notes to Consolidated Financial Statements                          F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Matrix Energy Services Corporation and Subsidiaries
(Formerly Power Exploration, Inc. and Subsidiaries)
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Matrix Energy Services Corporation (formerly Power Exploration, Inc.) and Subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Energy Services Corporation (formerly Power Exploration, Inc.) and Subsidiaries as of September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result form the outcome of this uncertainty.

/s/ Killman, Murrell & Co., P.C.
KILLMAN, MURRELL & COMPANY, P.C.
Dallas, Texas
November 21, 2002

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2002 AND 2001

                                     ASSETS

                                                                                  2002                   2001
                                                                              -------------          --------
CURRENT ASSETS
    Cash                                                                      $     11,077           $          -
    Receivable-Related Parties                                                      16,749                 10,911
    Current Portion of Prepaid Consulting - Note 6                               2,128,044                      -
                                                                              ------------           ------------

            TOTAL CURRENT ASSETS                                                 2,155,870                 10,911
                                                                              ------------           ------------

OIL AND GAS PROPERTIES,
    FULL COST METHOD - Note 13                                                   3,000,000              1,000,000
        Less: Accumulated Depreciation, Depletion and
        Amortization                                                               (53,785)               (42,058)
                                                                              ------------           ------------

            NET OIL AND GAS PROPERTIES                                           2,946,215                957,942
                                                                              ------------           ------------

OFFICE  EQUIPMENT, Net of Accumulated
    Depreciation of $1,269 and $893                                                  3,758                    481
                                                                              ------------           ------------

OTHER ASSETS
    Investments Available-For-Sale - Note 11                                       100,000                      -
    Prepaid Consulting - Net of Current Portion - Note 6                            93,750                      -
    Net Assets of Discontinued Operations - Note 14                                      -                 66,143
    Other                                                                            6,037                  6,037
                                                                              ------------           ------------

            TOTAL OTHER ASSETS                                                     199,787                 72,180
                                                                              ------------           ------------

            TOTAL ASSETS                                                      $  5,305,630           $  1,041,514
                                                                              ============           ============











                          The accompanying notes are an
            integral part of these consolidated financial statements.
                                   (Continued)

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                           SEPTEMBER 30, 2002 AND 2001

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  2002                   2001
                                                                              -------------          --------

CURRENT LIABILITIES
    Cash Overdraft                                                            $           -          $       5,426
    Accounts Payable and Accrued Expenses                                           169,207                598,697
    Accounts Payable - Related Party                                                121,840                522,241
    Note Payable - Note 2                                                           250,000                250,000
    Notes Payable - Related Party - Note 2                                          276,798                 30,000
                                                                              -------------          -------------

            TOTAL CURRENT LIABILITIES                                               817,845              1,406,364
                                                                              -------------          -------------

COMMITMENTS AND CONTENGENCIES - Note 7                                                    -                      -

STOCKHOLDERS' (DEFICIT) EQUITY - Note 8 Common Stock, $.02 par value,
    50,000,000 Shares Authorized, 43,518,036 and 423,036 Shares Issued
            and Outstanding, respectively                                           870,361                  8,461
    Additional Paid-In Capital                                                   45,262,982             33,753,508
    Retained Deficit                                                            (36,457,577)           (34,126,819)
    Unrealized Loss on Securities
        Available for Sale - Note 11                                             (4,920,000)                     -
    Treasury Stock - 9,357,968 Shares, at Cost - Note 12                           (267,981)                     -
                                                                              -------------          -------------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  4,487,785               (364,850)
                                                                              -------------          -------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY (DEFICIT)                                $   5,305,630          $   1,041,514
                                                                              =============          =============











                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                    2002                   2001
                                                                               ------------           ---------

REVENUE - Oil and Gas Sales                                                    $    108,580           $    174,587
                                                                               ------------           ------------

COST OF REVENUE
     Lease Operating                                                                246,162                239,111
     Production Taxes                                                                 5,039                  8,687
     Depreciation, Depletion and Amortization                                        11,727                 14,491
                                                                               ------------           ------------

         TOTAL COST OF REVENUES                                                     262,928                262,289
                                                                               ------------           ------------

            GROSS LOSS                                                             (154,348)               (87,702)
                                                                               ------------           ------------

EXPENSES
     General and Administrative                                                   1,509,110                676,031
     Interest Expense                                                               585,352                 30,954
                                                                               ------------           ------------

         TOTAL EXPENSES                                                           2,094,462                706,985
                                                                               ------------           ------------

           LOSS BEFORE OTHER INCOME
(EXPENSES),INCOME TAXES AND
                 DISCONTINUED OPERATIONS                                         (2,248,810)              (794,687)

OTHER INCOME (EXPENSES)
     Loss on Impairment of Long-Lived Assets - Note 10                                    -             (7,856,890)
     Liability Settlement                                                            39,252                 12,238
                                                                               ------------           ------------

           LOSS BEFORE INCOME TAXES
                 AND DISCONTINUED OPERATIONS                                     (2,209,558)            (8,639,339)

INCOME TAXES                                                                              -                      -
                                                                               ------------           ------------

           NET LOSS FROM CONTINUING
                 OPERATIONS                                                      (2,209,558)            (8,639,339)
                                                                               ------------           ------------
DISCONTINUED OPERATIONS - Note 14
     Operating Income from Discontinued Operations                                        -                 10,182
     Loss on Disposal of Discontinued Operations                                   (121,200)                     -
                                                                               --------------         ------------

         TOTAL DISCONTINUED OPERATIONS                                             (121,200)                10,182
                                                                               -------------          -------------

           NET LOSS                                                            $ (2,330,758)          $ (8,629,157)
                                                                               ==============         =============

                                   (Continued)

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Continued)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                   2002                    2001
                                                                               -------------          ------------

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING  (Adjusted for
         2002 Stock Split)                                                       21,730,344                421,131
                                                                                ===========            ===========

NET (LOSS) INCOME PER SHARE:
     Continuing Operations                                                     $       (.10)          $    (20.51)
     Discontinued Operations                                                           (.01)                  .02
                                                                               -------------           -----------

         TOTAL LOSS PER SHARE                                                  $       (.11)          $    (20.49)
                                                                               =============           ==========





























                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                             AND COMPREHENSIVE LOSS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                           Common Stock        Additional                Unrealized
                                   ------------------------
                                     Number of                  Paid-In        Treasury  Loss on       Retained

                                      Shares        Amount        Capital       Shares  Securities     (Deficit)      Total
                                     ---------     -------     -----------  ----------  ---------      -------------   -----------

BALANCE, SEPTEMBER 30,
   2000-As Previously Reported        139,012      $  2,780    $33,671,533  $        -   $      -       $(25,497,662)  $ 8,176,651

   Stock Split, Three Shares
for One Share - June 17, 2002         278,024         5,561         (5,561)          -          -               -             -
                                   ----------      --------    -----------  ----------   ---------      ------------   ---------


BALANCE, SEPTEMBER 30, 2000
     As Restated                      417,036         8,341     33,665,972           -          -        (25,497,662)    8,176,651

   Issuance of Shares for               8,100          162          87,494           -          -               -           87,656
     Services
   Cancellation of Shares
   Previously Issued for               (2,100)         (42)            42            -          -               -             -
     Services
   Net Loss                                 -            -              -            -          -         (8,629,157)   (8,629,157)
                                   ----------      -------     ----------   ----------   ---------      ------------   -----------


BALANCE, SEPTEMBER 30, 2001           423,036         8,461     33,753,508           -          -        (34,126,819)     (364,850)


   Issuance of Shares for          13,595,000       271,900      2,995,550           -          -               -        3,267,450
     Services
   Issuance of Shares for
     Settlement                    25,500,000       510,000        765,000           -          -               -        1,275,000
     Of Debt
  Issuance of Shares for
  Acquisition of                    2,000,000        40,000      1,960,000           -          -               -        2,000,000
  Oil & Gas Property
  Investment in Career Worth,Inc.   2,000,000        40,000      4,980,000           -          -               -        5,020,000
  Purchase of 10,000,000
  Treasury Shares                          -             -              -     (286,366)         -               -         (286,366)

  Sale of 642,032 Treasury Shares          -             -         192,250      18,385          -               -          210,635

   Contribution of Employee
    Compensation                           -             -         616,674          -           -               -          616,674

COMPREHENSIVE LOSS, Net of
     Tax
   Net Loss                                -             -             -            -           -         (2,330,758)   (2,330,758)

   Unrealized Loss on Securities
    Available-for-Sale                     -             -             -            -     (4,920,000)           -       (4,920,000)
   Total Comprehensive Loss                -             -             -            -           -               -       (7,250,758)
                                  ---------       -------      ---------   ----------   ------------    -----------    ------------


BALANCE, SEPTEMBER 30, 2002        43,518,036      $870,361    $45,262,982  $ (267,981)  $(4,920,000)   $(36,457,577)  $ 4,487,785
                                   ==========      ========    ===========  ==========   ============   ============   ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                             STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                  2002                   2001
                                                                              --------------         --------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (Loss)                                                               $  (2,330,758)         $  (8,629,157)
     Adjustments to Reconcile Net (Loss) to Net Cash
         From Operating Activities
             Interest Expense                                                       553,474                      -
             Depreciation, Depletion and Amortization                                12,103                 14,766
             Issuance of Shares for Services and
                Liability Settlements                                             1,036,656                 87,656
             Loss on Impairment of Long-Lived Assets                                      -              7,856,890
     Changes in Operating Assets and Liabilities
             Related Party Receivable/Payable                                       288,867                369,023
             Accounts Payable and Accrued Expenses                                  192,604                331,509
             Cash Overdraft                                                          (5,426)                (2,534)
                                                                              -------------          -------------

                  NET CASH (USED) PROVIDED IN
                     CONTINUING OPERATIONS                                         (252,480)                28,153
                                                                              -------------          -------------

                  NET CASH PROVIDED (USED) BY
                     DISCONTINUED OPERATIONS                                         66,143                (28,153)
                                                                              -------------          -------------

                  NET CASH (USED) IN
                     OPERATING ACTIVITIES                                          (186,337)                     -
                                                                              -------------          -------------

CASH FLOW FROM INVESTING ACTIVITIES
             Purchase of Equipment                                                   (3,653)                     -
                                                                              -------------          -------------

                  NET CASH (USED) BY
                     INVESTING ACTIVITIES                                            (3,653)                     -
                                                                              -------------          -------------











                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   (Continued)
                                       F-8

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                             STATEMENT OF CASH FLOWS
                                   (Continued)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                   2002                   2001
                                                                                -----------            -----------

CASH FLOW FROM FINANCING ACTIVITIES
             Repayments of Borrowings                                         $      (9,568)           $         -
             Proceeds from Sale of Treasury Shares                                  210,635                      -
                                                                              -------------            -----------
                  NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                                           201,067                      -
                                                                              -------------            -----------

NET INCREASE IN CASH                                                                 11,077                      -

CASH AT BEGINNING OF PERIOD                                                               -                      -
                                                                              -------------            -----------

CASH AT END OF YEAR                                                           $      11,077            $         -
                                                                              =============            ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW
     INFORMATION
             Cash Paid During the Period For:
                Interest                                                      $       5,125            $     2,958
                                                                              =============            ===========
                Income Taxes                                                  $           -            $         -
                                                                              =============            ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
             Purchase of Oil and Gas Properties                               $  (2,000,000)           $         -
             Investment in Securities Available-For-Sale                           (100,000)                     -
             Reduction in Accounts Payable and
                Accrued Expenses                                                   (419,594)                     -
             Issuance of Common Stock                                             9,972,320                      -
             Cancellation of Shares Previously Issued for
Services                                                                                  -                    (14)
             Contribution of Wages to Capital                                       414,174                     14
             Unrealized Loss on Securities Available-For-Sale                    (4,920,000)                     -
             Acquisition of Treasury Shares                                        (286,366)                     -
             Increase in Related Party Note Payable                                 286,366                      -
             Decrease in Accounts Payable - Related Party                          (695,106)                     -
             Decrease in Related Party Note Payable                                 (30,000)                     -
             Increase in Prepaid Consulting                                      (2,221,794)                     -
                                                                                 ----------            -------------

                                                                              $           -            $         -
                                                                              =============            ============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is engaged primarily in the acquisition, development and exploration for and sale of oil and gas in the state of Texas.

Basis of Consolidation

The consolidated financial statements include the accounts of Matrix Energy Services Corporation (formerly Power Exploration, Inc.) and its 100% owned subsidiaries, Power Drilling Services, Inc., ("PDS", formerly Oil Retrieval Systems, Inc.) and Power Operating, Inc. ("POI", formerly Oil Seeps, Inc.) Accordingly, all references herein to the "Company" include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a "ceiling test", which basically limits such costs to the aggregate of the "estimated present value," discounted at 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.
                                   (Continued)
                                      F-10

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001


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

Depreciation and Amortization

Office equipment is stated at cost and is depreciated using the straight-line method over their estimated useful lives of five (5) years.

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

Financial Statement Presentation

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.


                                   (Continued)
                                      F-11

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001


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

Stock-Based Compensation

In October 1999, the Company adopted its 1999 Stock Benefit Plan ("Plan") under which officers, employees, and individuals who management perceives to have contributed to the success of the Company may be granted shares of common stock or options to purchase common stock at a price determined by the administrators of the Plan. The maximum number of shares of the Company's common stock available for issuance under the Plan is 4,000,000. As of September 30, 2002, the number of shares available for future grants under the Plan was 1,780,000. The Company accounts for the issuance of these stocks and options pursuant to the guidance set forth in Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) using the fair value method. The Company recorded $87,656 in expenses related to the issuance of shares in this Plan for the year ended September 30, 2001. There were no shares issued from this Plan for the year ending September 30, 2002. As of September 30, 2002, there were no stock options outstanding.

In June 2002, the Company adopted its 2002 Stock Benefit Plan ("2002 Plan") under which officers, employees, and individuals who management perceives to have contributed to the success of the Company may be granted shares of common stock or options to purchase common stock at a price determined by the administrators of the 2002 Plan. The maximum number of shares of the Company's common stock available for issuance under the Plan was 3,000,000. As of September 30, 2002, the number of shares available for future grants under the plan was 254,050. The Company accounts for the issuance of these stocks and options pursuant to the guidelines set forth in Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) using the fair value method. The Company recorded $2,745,950 in expenses related to the issuance of shares in the 2002 Plan for the year ended September 30, 2002. As of September 30, 2002, there were 1,900,000 stock options outstanding.

Stock Options

The Company has authorized the granting of options covering a total of 1,900,000 shares of the Company's common stock to certain consultants of the Company. Options are granted fully exercisable until June 7, 2003.

                                   (Continued)
                                      F-12

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Stock Options (Continued)
       ------------------------

       A summary of the Company's outstanding stock option transactions is as follows:

                                                                              Year Ended September 30,
                                                                  --------------------------------------------------------
                                                                           2002                          2001
                                                                  ---------------------------   --------------------------
                                                                                   Weighted                     Weighted
                                                                                   Average                      Average
                                                                                   Exercise                     Exercise
                                                                      Shares         Price         Shares         Price
                                                                    ----------     -----------   ----------     -------
     Outstanding at Beginning of Year                                       -      $      -              -      $      -
       Granted                                                       1,900,000          .50              -             -
       Forfeited                                                             -            -              -             -
                                                                    ----------     --------      ----------      --------

     Outstanding at December 16, 2001                                1,900,000          .50              -             -

     Effect of 3 for 1 Stock Split on
       June 17, 2002                                                        x3           /3              -             -
                                                                    ----------     --------      ----------      --------

     Outstanding at End of Year After Giving
       Effect to 3 for 1 Stock Split                                 5,700,000     $    .16              -      $      -
                                                                    ==========     ========      ==========      ========

     Options Exercisable at End of Year                              5,700,000     $    .16              -      $      -
                                                                    ==========     ========      ==========      ========

     Weighted Average Fair Value of Options
       Granted During the Year                                        $.50                              N/A
                                                                    ======                       ==========



   The weighted average remaining contractual life of these options is .75 years in 2002. The exercise price of outstanding options is $.16 as of September 30, 2002.

   The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions used for grants: dividend yield of zero percent (0%); expected volatility of two hundred and forty four percent (244%); risk free interest rates of five percent (5.0%) and expected lives nine months.



                                   (Continued)
                                     F - 13

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. This statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. Statement No. 130 had no impact on the financial condition or results of operations of the Company, but required changes in the Company's disclosure and presentation requirements. The principal change was the disclosure of the components of and total comprehensive income within the Consolidated Statements of Stockholders' equity.

Per Share of Common Stock

Per share amounts have been computed based on the average number of common shares outstanding during the period. Potential common stock has been excluded from the computation of earnings per share since the inclusion of options and warrants would be antidilutive.

On June 17, 2002, the Company's Board of Directors authorized a 3-for-1 stock split of its $.02 par value common stock effective on that day. Accordingly, all references to the number of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

Stockholders' equity reflects the stock split by reclassifying from "Common Stock" to "Additional Paid - In Capital" an amount equal to the par value of the shares split. All fractional shares are being rounded up. The effect on the weighted average common shares outstanding are as follows:


                                                 September 30,
                                               ----------------------
                                                  2002                  2001
                                               ------------           -------

Weighted Average Number of Common Shares
Outstanding Prior to Stock Split               7,243,448                140,377

3-For-1 Stock Split                           14,486,896                280,754
                                              ----------             ----------

Weighted Average Number of Common Shares
 Outstanding Subsequent to Stock Split        21,730,344                421,131
                                              ==========             ==========

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

NOTE 2:  NOTES PAYABLE

Notes payable at September 30, 2002 and 2001 consist of the following:


                                                                                  2002                   2001
                                                                               -----------            -------

     a) Note Payable - Business Exchange Investments, Inc.                     $  250,000             $  250,000
     b) Note Payable - Related Party                                              276,798                 30,000
                                                                               ----------             ----------

                                                                               $  526,798             $  280,000
                                                                               ===========            ==========


         a) The Company is indebted to Business Exchange Investment, Inc. under terms of a promissory note dated September 15, 1998. Terms of the note provide for interest at a rate of 10% per annum with an extended maturity date of September 15, 2003. The note is collateralized by 100% of the shares of POI.

         b) The Company is indebted to MOROIL, Incorporated under the terms of a promissory note dated July 16, 2002, in the amount of $276,798. Terms of the note provide for an interest rate of 5% per annum, with a maturity date of September 1, 2003.


NOTE 3:  WARRANTS

At September 30, 2001, the Company had the following common stock purchase warrants outstanding:

a) 800 warrants, each of which entitles the registered holder thereof to purchase one share of common stock, exercisable at any time on or before August 31, 2003 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants were issued in connection with the debt issued in 1999.

b) 750 warrants, each of which entitles the registered holder thereof to purchase one share of common stock, exercisable at any time on or before August 20, 2003 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments). The warrants were issued as a fee in connection with the debt issued in 1999.

c) 200 warrants, each of which entitles the registered holder thereof to purchase one share of common stock, exercisable at any time on or before June 1, 2003 at an exercise price of $2.50 per share (subject to customary anti-dilution adjustments).

              The warrants issued do not confer upon the holders thereof any voting or other rights of a stockholder of the Company.

              The warrants described in items (b) through (d) above are subject to a "cashless exercise" provision (the "warrant exchange").

No warrants were exercised during the years ended September 30, 2002 or 2001.



                                   (Continued)
                                      F-15

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

NOTE 4:  INCOME TAXES

The components of the provision for income taxes is as follows:

                                                                                            September 30,
                                                                                 ------------------------
                                                                                     2002                   2001
                                                                                 ----------             --------
     Current Tax Expense
         U.S. Federal                                                            $       -              $       -
         State and Local                                                                 -                      -
                                                                                 ---------              ---------

             Total Current                                                       $       -              $       -
                                                                                 ---------              ---------

     Deferred Tax Expense
         U.S. Federal                                                            $       -              $       -
         State and Local                                                                 -                      -
                                                                                 ---------              ---------

             Total Deferred                                                      $       -              $       -
                                                                                 ---------              ---------

             Total Tax Provision from
                Continuing Operations                                            $       -              $       -
                                                                                 =========              =========

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                                                    2001                   2000
                                                                                 ----------             ---------

     Federal Income Tax Rate                                                        (34.0)%                (34.0)%
     Deferred Tax Charge (Credit)                                                        -                      -
     Effect of Valuation Allowance                                                   34.0 %                 34.0 %
     State Income Tax, Net of Federal Benefit                                            -                      -
                                                                                 ----------             ----------

     Effective Income Tax Rate                                                        0.0 %                  0.0 %
                                                                                 ==========             ==========

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

NOTE 4:  INCOME TAXES (Continued)

At September 30, 2002, the Company had net carryforward losses of approximately $27,382,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carryforward.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at September 30 are as follows:

                                                                                          September 30,
                                                                              ------------------------------------
                                                                                 2002                    2001
                                                                              -------------          --------
     Deferred Tax Assets (Liabilities):
         Loss Carryforwards                                                   $   8,790,000          $   8,428,000
         Exploration Costs                                                          (23,000)               (23,000)
         Depreciation                                                               (29,000)               (29,000)
         Impairment Loss                                                          2,671,000              2,671,000
             Less: Valuation Allowance                                          (11,409,000)           (11,047,000)
                                                                               ------------           ------------

                Net Deferred Tax Assets (Liabilities)                         $           -          $           -
                                                                               =============          =============


Net tax operating loss carryforwards expire in 2003 through 2022 as follows:


                         September 30,
                             2003               $      18,000
                             2005                       5,000
                             2007                      65,000
                             2009                      16,000
                             2010                       3,000
                             2011                      28,000
                             2012                     303,000
                             2018                   2,329,000
                             2019                   3,901,000
                             2020                  17,612,000
                             2021                     772,000
                             2022                   2,330,000
                                                   ------------

                                                $  27,382,000

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001


NOTE 5:  RELATED PARTY TRANSACTIONS

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

d) The following amounts were either due to or due from various related parties at September 30, 2001:

                                                                               Accounts                 Accounts
                                                                              Receivable                Payable

                Rife Oil Properties                                           $   10,911               $   455,648
                M.O. Rife III Trust A                                                   -                   51,430
                Chief Financial Officer                                                 -                   15,163
                                                                              -----------              -----------

                                                                              $   10,911               $   522,241
                                                                              ==========               ===========


During the year ended September 30, 2002:

a) The Company issued 1,250,000 shares of its common stock to consulting firm for consulting services. The value of the shares was $62,500.

b) The Company issued 25,500,000 shares of its common stock to MOROIL, Inc., a company owned by a director, in settlement of various notes and accounts payable aggregating $730,526, including $5,420 of interest expense. These shares were valued at $1,275,000 on the date of issuance. The difference between the value of the stock and the liability was recorded as a charge to interest in the amount of $544,474.

c) The Company, through issuance of a note payable in the amount of $286,366, purchased 10,000,000 shares of its treasury stock from MOROIL, Inc., a company owned by a director. Interest expense on this note was paid in the amount of $2,932. The balance of the note was $276,798 at September 30, 2002.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001


NOTE 5:  RELATED PARTY TRANSACTIONS (Continued)


d) Rife Oil Properties, Inc., a company owned by a director, is the operator of all oil and gas leases owned by the Company. For the year ended September 30, 2002, Rife charged the Company $246,796 for operating the Company's oil and gas wells.

e) The Company leases its office space from the Rife Trust. Rental expense for the year ended September 30, 2002 was $37,300.

f) The following amounts were either due to or due from various related parties at September 30, 2002:

                                                                               Accounts                 Accounts
                                                                              Receivable                Payable

                Rife Oil Properties                                           $   16,113               $    88,087
                M.O. Rife III Trust A                                                636                    16,000
                Napal Consulting, Inc.                                                 -                    11,428
                Matrix Drilling                                                        -                     6,325
                                                                              -----------              -------------

                                                                              $   16,749               $   121,840
                                                                              ==========               =============



NOTE 6:  CONSULTING AGREEMENTS

During the years ended September 30, 2002 and 2001, the Company issued 13,550,000 and 8,100 shares of its common stock with aggregate values of $3,258,450 and $87,656, respectively, in payment of various consulting services. Included in the $3,258,450 of consulting fees are $2,221,794 recorded as prepaid consulting fees for services through March 1, 2004. There were no prepaid consulting fees at September 30, 2001.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001


NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company has entered into various non-cancelable operating lease agreements for office equipment.

         Future minimum lease payments under these lease agreements for each of the years ended September 30 are as follows:


                             2003               $  9,509
                             2004                  1,453
                                                --------

      Total minimum lease payments              $ 10,962
                                                ========

         Equipment rental expense included in the financial statements for the years ended September 30, 2002 and 2001, totaled $15,964 and $27,145, respectively.

The Company has pledged 100% of the shares of Power Operating, Inc. (formerly, Oil Seeps, Inc.), a wholly owned subsidiary, as collateral for a $250,000 promissory note due on September 15, 2002.


NOTE 8:  SUPPLEMENTAL DISCLOSURE OF COMMON STOCK ACTIVITIES

During the year ended September 30, 2001, the Company issued the following shares of its common stock:

                                                                                   Number of
                            Reason For Issuance                                      Shares               Value

                Compensation for Consulting Services                                  6,750            $     76,558
                Legal Services                                                        1,350                  11,098
                                                                                     ------            ------------

                                                                                      8,100            $     87,656
                                                                                     ======            ============


During the year ended September 30, 2002, the Company issued the following shares of its common stock:

                                                                                   Number of
                            Reason For Issuance                                      Shares               Value

                Acquisition of Oil and Gas Properties                             2,000,000            $  2,000,000
                Investment in Career Worth , Inc.                                 2,000,000               5,020,000
                Compensation for Consulting Services                             13,550,000               3,258,450
                Settlement of Related Party Debts                                25,500,000               1,275,000
                Bridge Financing Fee                                                 45,000                   9,000
                                                                                 ----------            ------------

                                                                                 43,095,000            $ 11,562,450
                                                                                 ==========            ============


The fair value of the shares issued was determined by using the reported trading value on the date of issue.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001


NOTE 9:  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of September 30, 2002, the Company has a working capital deficit, net of prepaid charges, of $791,019 and an accumulated deficit of $36,457,577. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital deficit or any type of drilling program. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.

NOTE 10: LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

The Company's lack of investment capital has raised substantial doubt as to the Company's ability to develop its proved oil and gas reserves held for future development. This lack of available funds has called into question the recoverability of the carrying amounts of these assets. As a result, pursuant to FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", an impairment loss of $7,856,890 for the year ended September 30, 2001, has been recognized for these oil and gas properties and included as a component of income before income taxes. No impairment was recorded for the year ended September 30, 2002. In calculating the impairment loss, the carrying value was determined by management's estimation of the value of the leases if a sale was made to an unrelated third party in an arms length transaction.

NOTE 11: INVESTMENT IN MARKETABLE SECURITIES

At September 30, 2002, marketable securities were comprised of 2,000,000 shares of Career Worth, Inc.'s equity securities classified as available-for-sale. Marketable securities considered available-for-sale are recorded in the financial statements at fair market value, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The corresponding unrealized gain or loss in the fair market value in relation to cost is accounted for as a separate item in the stockholders' equity section of the balance sheet.

Following are the market value, original cost, and unrealized loss on marketable securities available for sale as of September 30, 2002.

                                                                   Unrealized
                            Market
                            Value                  Cost             (Loss)
                            ----------         -----------       ------------

  Career Worth, Inc.        $ 100,000          $ 5,020,000       $(4,920,000)

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

NOTE 12:  TREASURY STOCK

In July 2002, the Company acquired 10,000,000 of its shares of common stock through the issuance of a note payable to a related party in the amount of $286,366. These shares are being held in escrow, pursuant to an offshore stock purchase agreement with First Chartered Capital Corporation, Inc., a British Virgin Islands Corporation. As of September 30, 2002, 642,032 shares of the 10,000,000 treasury shares had been sold, leaving a balance of 9,357,968 shares in the treasury.

NOTE 13:  SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

The following supplemental unaudited information regarding the Company's oil and gas activities is presented pursuant to the disclosure requirements of Statement of Financial Accounting Standards No. 69. The proved oil and gas properties have been reduced to their estimated realizable value of the leases if a sale was made to an unrelated third party in an arms length transaction; therefore, no reserve information is being reported.

                                                                                          September 30,
                                                                               -----------------------------------
                                                                                  2002                   2001
                                                                               ------------           -------
     Capitalized Costs Relating to Oil and Gas
       Producing Activities at September 30:
         Proved Oil and Gas Properties                                         $  1,000,000           $  1,000,000
         Unproved Oil and Gas Properties                                          2,000,000                      -
         Less: Accumulated Amortization and Impairment                              (53,785)               (42,058)
                                                                               ------------           ------------

             Net Capitalized Costs                                             $  2,946,215           $    957,942
                                                                               ============           ============

     Costs Incurred in Oil and Gas Producing Activities for
       the Year Ended September 30,
         Property Acquisition Costs:
             Proved                                                            $          -           $          -
                                                                               ------------           ------------


     Results of Operations for Oil and Gas Producing
Activities for the Years Ended September 30,
         Oil and Gas Sales                                                     $    108,580           $    174,587
         Production (Lifting) Costs and Production Taxes                           (251,201)              (247,798)
         Amortization Expenses                                                      (11,727)               (14,491)
                                                                               ------------           ------------

                  Net Loss                                                         (154,348)               (87,702)

     Income Taxes                                                                         -                      -
                                                                               ------------           ------------

     Results of Operations for Oil and Gas Producing
       Activities (excluding corporate overhead and
       financing costs)                                                        $   (154,348)          $    (87,702)
                                                                               ============           ============


                                   (Continued)
                                      F-22

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

NOTE 14:  DISCONTINUED OPERATIONS

In 2000, the Company's management determined that the operations of Power Drilling Services, Inc. (formerly Oil Retrieval Systems, Inc.) were no longer viable; therefore, the manufacturer of oil and gas construction equipment ceased. The Company disposed of all of the net assets of PDS during the year ended September 30, 2002 at a loss of $122,200. The net assets of the discontinued operations were as follows:


                                                                                   2002                  2001
                                                                                 ----------            ------

    Net Current Assets                                                           $       -             $   10,588
    Net Property and Equipment                                                           -                200,987
    Other Assets                                                                         -                    490
    Net Liabilities                                                                      -                145,922
                                                                                 ---------             ----------

    Net Asset of Discontinued Operations                                         $       -             $   66,143
                                                                                 =========             ==========



The results of discontinued operations for the years ended September 30, 2002 and 2001, were as follows:

                                                                                     2002                 2001
                                                                                  ---------             -------

    Pre Tax Income                                                               $       -             $   10,182
    Provisions for Income Tax                                                            -                      -
                                                                                 ----------            -----------

    Income of Operations of Discontinued
        Operations - Net of Tax                                                          -                 10,182
    Loss on Disposal of Discontinued
        Operations - Net of Tax                                                    122,200                      -
                                                                                 ---------             -----------

    Total Discontinued Operations                                                $ 122,200             $   10,182
                                                                                 ==========            ===========












                                   (Continued)
                                      F-23

                       CONSENT OF INDEPENDENT ACCOUNTANTS




         We hereby consent to the incorporation of our report dated November 21, 2002, which is incorporated in this Annual Report on Form 10-K.



/s/ Killman, Murrell & Co., P.C.
Killman, Murrell & Co., P.C.

January 13, 2003

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Issuer has a 2-person board of directors, all of which positions are currently filled. The Directors and Executive Officers of the Issuer, their ages and present positions held with the Issuer are:

NAME                               AGE      POSITION HELD

M. O. Trey Rife III                63       Chairman of the Board & Director
Joe Bill Bennett                   56       Chief Executive Officer & Director

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

M.O. Rife III, Chairman/Director. Mr. Rife was born in Fort Worth, Texas in 1939. He is 63 years old. He was elected to the Company's Board of Directors in May of 1997. Mr. Rife will serve as a Director until the next regularly held shareholder's meeting, or until his successor is elected and qualified. He currently serves as the Chairman of the Board. His family has been in the oil industry for three generations. His grandfather retired from Gulf Oil as a production superintendent and his father was an independent oil and gas operator for over forty years. Mr. Rife attended Texas Christian University and began working in the oil field when he was eighteen. He worked with his father for 15 years, then started his own company, Rife Oil Properties, Inc. For the past twenty-five years, he has served as President and Chief Executive Officer of Rife Oil Properties, Inc. He has been involved in the drilling, completion and operating of over 500 wells throughout the mid-continent Region. Currently Rife Oil Properties, Inc. operates over 800 wells in Texas.

Joe Bennett, Director, Chief Executive Officer. Mr. Bennett was born in Graham, Texas in 1946. He is 56 years old. He was elected to the Company's Board of Directors in May of 1997. Mr. Bennett will serve as a Director until the next regularly scheduled shareholder's meeting, or until his successor is elected and qualified. He currently serves as Chief Executive Officer of the Company after stepping down as CEO for a short period from March 1, 2002 to September 20, 2002. He has worked for the Company since September of 1994. Prior to being appointed Chief Executive Officer in September 1999, he served as a Vice-President of the Company. His family has been involved in the oil industry as independent oil and gas operators in North Texas for three generations. Mr. Bennett attended the University of Texas at Austin studying petroleum engineering. At the age of sixteen he began working summers in the oil field for the family business. He has over 30 years of experience in developing exploration projects, drilling and completing wells, and all phases of operations. From 1976 to 1980 Mr. Bennett helped organize and start up an aircraft overhaul business that employed over 100 people. As C.O.O., he was responsible for all operations and marketing. In 1981 Mr. Bennett became President and CEO of Bennett Resources, Inc. As head of the family business, he directed the development of exploration projects in Texas, Oklahoma, Kansas, Illinois, Kentucky and Tennessee. In 1994 Mr. Bennett joined Rife Oil Properties, Inc. as VP Operations. His primary responsibilities were to oversee the company's stripper well acquisition program and to manage all operations of these properties using new production technology.

Edward A. Levy, Chief Executive Officer, Director. Mr. Levy served as director and CEO from March 1, 2002 to September 20, 2002. Mr. Levy is the managing partner of Nepal Consulting, Incorporated, a professional services firm that specializes in assisting senior management of major corporations relaize significant improvements in operating results. His firm focuses on corporate and business unit strategy, process reengineering, corporated diversification, and company valuation. Past clients include Avianca airlines, Accenture LDT, First USA, and Wal-Mart.

Charles Boyd, Chief Financial Officer. Mr. Boyd served as CFO from March 1, 2002, to September 20, 2002. Mr. Boyd is a partner in Nepal Consulting, Inc. with over 15 years of product development experience in several different industries. He is a diversified business manager with a unique combination of expertise that includes product development and management, strategic planning and execution, alliance building, financial analysis, market research and analysis, and business development. A graduate of The Wharton School of Business MBA program (Marketing with a concentration in Finance), Mr. Boyd has held senior management positions in a variety of companies. Mr. Boyd also holds a BA in Physics from Hampton Univeersity in Virginia.

Kerry Smith, Chief Operating Officer. Mr. Smith served as COO from March 1, 2002 through September 20, 2002. Mr. Smith served as President of Kana Resources, Inc. an oil and gas exploration company from 1992-2001 and for the past 20 years has been involved in all phases of buisness, including capital formation, land acquisition, drilling and completion and the operation of over 250 wells in the West Texas fields. Recently, Mr. Smith reignited the interest in Barnett Shale Play in Wise and Denton Counties in Northeast Central Texas with strategic acquisition of 3,000 acres from the Bureau of Land Management for $450,000. This leased acreage referred to as the Grassland Project produced a surprising engineering report identifying oil and gas reserves in excess of $100M, encouraging major producers such as Devon Energy to venture outside what was condiered the rich gas window in the Dallas Ft. Worth Basin.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended September 30, 2002 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Joe Bill Bennett has served as Chief Executive Officer since 1999. He received no compensation during the fiscal years ending September 30, 2002 and 2001. In fiscal year September 2000, he received $48,758 in compensation paid in the form of Company common stock.

Mr. Edward A. Levy, CEO/Director, from March 1, 2002 to September 20, 2002, was paid 1,250,000 shares of the Company's common stock valued at $62,500. Additional compensation in the amount of $15,000 was paid Nepal Consulting for consulting services.

Compensation of Directors

M. O. Rife III, Chairman of the Board/Director since 1999 was not compensated for his services during the fiscal year ending September 30, 2002 and 2001. For the year ending September 30, 2000, he was paid Company common stock valued at $88,146 as compensations for his services on the board of directors.

Joe Bill Bennett, CEO/Director since 1999, was also paid $88,146 in shares of Company common stock for his services as a board member. He received no additional compensation for his services as a director for the years ending September 30, 2002 and 2001.

Mr. Edward Levy received no compensation for his services as a director for the period from March 1, 2002 to September 20, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of January 10, 2003, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of January 10, 2003, there were 43,518,036 shares of Common Stock issued and outstanding.

                                                                   Amount and Nature of
      Title of Class         Name and Address of Beneficial        Beneficial Ownership         Percent of class
      --------------         -------------------------------       --------------------         ----------------
                                          Owner
--------------------------- ---------------------------------- ------------------------------ ----------------------
--------------------------- ---------------------------------- ------------------------------ ----------------------

       Common Stock                 Joe Bill Bennett                       2,664                     0.006%
    ($0.02) par value                 5416 Birchman
                                  Fort Worth, TX 76107
--------------------------- ---------------------------------- ------------------------------ ----------------------
--------------------------- ---------------------------------- ------------------------------ ----------------------

       Common Stock                  M. O. Rife, III                       1,860                     0.004%
    ($0.02) par value                 5601 El Campo
                                 Fort Worth, Texas 76107
--------------------------- ---------------------------------- ------------------------------ ----------------------
--------------------------- ---------------------------------- ------------------------------ ----------------------

       Common Stock         Directors and Executive Officers               4,524                      0.01%
    ($0.02) par value          as a Group (3 individuals)
--------------------------- ---------------------------------- ------------------------------ ----------------------
--------------------------- ---------------------------------- ------------------------------ ----------------------

       Common Stock                   MOROIL, Inc.                      15,740,000                     36%
    ($0.02) par value             5416 Birchman Avenue
                                  Fort Worth, TX 76107

       Common Stock              Benchmark Equity Group                  4,777,500                    10.9%
    ($0.02) par value                  700 Gemini
                                  Houston, Texas 70058

--------------------------- ---------------------------------- ------------------------------ ----------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2002:

(a) Rife Oil Properties, Inc. ("Rife") is owned by the M. O. Rife III Trust A, which is controlled by M. O. Rife III, a Director of the Company. Rife is the operator of all oil and gas leases owned by the Company. For the year ended September 30, 2002, Rife charged the Company $246,796 for operating the Company's oil and gas wells.
(b) The Company borrowed $30,000 from M. O. Rife III, Trust A during the fiscal year ending September 30, 2000, at an interest rate of 11%. The term of the notes were for one year due at various dated in the next fiscal year. The notes were combined and renewed October 1, 2001.

      The Company issued 25,500,000 shares of its common stock to MOROIL, Inc., a company owned by M.O. Rife III, a director of the Company, in settlement of various notes and accounts payable aggregating $730,526. These shares were valued at $1,275,000 on the date of issuance. The difference between the value of the stock and the liability was recorded as a charge to interest expense in the amount of $544,474.

(c) The Company, through issuance of a note payable in the amount of $286,366, purchased 10,000,000 shares of its treasury stock from MOROIL, Inc., a company owned by M.O. Rife III.

(d) The Company issued 1,250,000 of its common stock to a consulting firm for consulting services. The value of the shares was $62,500.

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

(2) Reports on Form 8-K. The Company filed two reports on Form 8-K during the last quarter of the fiscal year ending September 30, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of January 2003.

                        Matrix Energy Services Corporation


                        Joe Bennett, President and Chief Executive Officer




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                                 Date
/s/Joe Bill Bennett
--------------------
Joe Bill Bennett          Chief Executive Officer and Director  January 13, 2003


/s/M.O. Rife III
--------------------
M. O. Rife III            Chairman/Director                     January 13, 2003


                                INDEX TO EXHIBITS

-------------- -------- -------------------------------------------------------
Exhibit No.    Page     Description
               No.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
2.1            *        Plan of Reorganization  and Change of Situs by which
                        Titan Energy Corp., and Power Exploration,
                        Inc. Changes Its Place of Incorporation
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
2.2            *        Agreement and Plan of Merger Between Power  Exploration,
                        Inc. (Nevada) and Power  Exploration, Inc. (Colorado).
                        August 1, 1998
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
2.3            *        Articles of  Incorporator.  Election of  Officers  and
                        Directors  of Power  Exploration,  Inc.(Nevada).
                        May 31, 1998
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
2.4            *        Action  by  Incorporator.  Election  of  Officers  and
                        Directors of Power Exploration, Inc.(Nevada). May 1998

-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
2.5            *        Special  Action by the Executive  Committee of Power
                        Exploration,  Inc. dated January 11, 1999(Incorporated
                        herein by reference from Exhibits to theCompany's Form
                        8-K field January 19, 1999).
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
3.1            *        Articles of Incorporation of Imperial Energy dated
                        October 31, 1979.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
3.2            *        Amendment to Articles of Incorporation dated June 26,
                        1984.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
3.3            *        Amendment to Articles of Incorporation dated September
                        25, 1996.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
3.4            *        Minutes of Special Shareholders Meeting Changing Name to
                        Oil Retrieval Systems,  Inc. dated May 14, 1997
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
3.5            *        Amendment to Articles of  Incorporation  dated June 15,
                        1997,  Changing  Name to Oil  Retrieval Systems, Inc.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
3.6            *        By Laws of the Corporation
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
3.7            *        Articles of Incorporation of Power Exploration, Inc.
                        (Nevada) dated May 14, 1998
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
3.8            *        By Laws of Power Exploration, Inc. (Nevada dated
                        June 1, 1998
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.1           *        Acquisition  Agreement  dated  December 8, 1999 between
                        Power  Exploration,  Inc. and Rife Oil Properties,  Inc.
                        (Incorporated  herein by reference  from Exhibits to the
                        Company's  Form 8-K filed December 13, 1999).
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.2           *        Agreement to Extend Repayment  Obligation Between Power
                        Exploration,  Inc. and Trident III LLC
                        dated May 1, 1999.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.3           *        Advisory  Agreement  entered into between  Power
                        Exploration,  Inc. and Ronald  Welborn  dated
                        October 21, 1999.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.4           **       Compromise  Settlement  Agreement  and Mutual  Release
                        dated  December 20, 1999 between  Power Exploration,
                        Inc. and Benchmark Equity Group,  Inc., Rife Oil
                        Properties,  Inc. and Jeffery W.Tomz.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.5           **       Compromise  Settlement  Agreement  and Mutual  Release
                        dated  December 20, 1999 between  Power Exploration,
                        Inc. and Trident III, LLC.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.6           **       Compromise  Settlement  Agreement  and Mutual  Release
                        dated  December 20, 1999 between  Power Exploration,
                        Inc. and Benchmark Equity Group, Inc.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.7           **       Purchase  Agreement  dated  December 20, 1999 between
                        Power Exploration, Inc. and Benchmark Equity Group, Inc.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.8           **       Purchase  Agreement  dated December 20, 1999 between
                        Power  Exploration,  Inc. and Trident III, LLC.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.9           *        Fee  Agreement for Legal  Services  between Power
                        Exploration,  Inc. and Richard  Surber dated
                        March 24, 2000.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.10          *        Contract for Financial Public Relations Services between
                        Power Exploration,  Inc. and Interwest Associates dated
                        September 15, 2000.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.11          *        Advisory  Agreement  dated  September  21, 2000 between
                        Power  Exploration,  Inc and Howard A.Pence.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.12          *        Agreement  between Power  Exploration,  Inc. and Genesis
                        Capital Corp.  dated February 9, 2000, or the
                        acquisition of Lincoln Health Fund, Inc.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.13          *        Agreement for Sale of Property  owned by Lincoln Health
                        Fund, Inc.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.14          *        Advisory  Agreement  entered into between  Power
                        Exploration,  Inc. and Ronald  Welborn  dated
                        December 8, 1999.
-------------- -------- -------------------------------------------------------

-------------- -------- -------------------------------------------------------
10.15          *        Advisory  Agreement  entered into between  Power
                        Exploration,  Inc. and Allen Z. Wolfson dated
                        December 8, 1999.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.16          *        Merger and Acquisition Agreement dated March 20, 2000
                        (Pepin Oil Company, Inc. Acquisition.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
21.1           *        Subsidiaries of the Issuer
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
23             *        Consent of Auditor
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
27             *        Financial Data Schedule ACE
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
9.1           *         Oil Lease Information Per Industry Guide for Corsicana
                        Field Near Dallas, Texas
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
99.2           *        Oil Lease Information Per Industry Guide for Polk
                        County, Texas Leases
-------------- -------- -------------------------------------------------------

* Previously filed and incorporated herein by reference from the Form 10-KSB field January 14, 2000 by the Company.

** Previously filed and incorporated herein by reference from the Form 10-QSB field February 22, 2000 by the Company.

I, Joe Bill Bennett, certify that:

   1. I have reviewed this annual report on Form 10-KSB of Matrix Energy Services Corporation;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003

/s/ Joe Bill Bennett

Chief Executive Officer and Acting Chief Financial Officer




--------