Form 10QSB
period 2002-12-31
POWER EXPLORATION INC
filed 2003-02-14
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the transition period from______________ to __________.



         Commission file number:000-09419
                                ---------


                       MATRIX ENERGY SERVICES CORPORATION
-------------------------------------------------------------------------------
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


                                 (817) 377-4464
                          -----------------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes X            No
                       -              ----

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of December 31, 2002 was 46,442,752.

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION.....................................................9

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

SIGNATURES...................................................................12

INDEX TO EXHIBITS............................................................13

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                              December 31,             September 30,
                                                                                   2002                   2002
                                                                              ---------------          ------------
CURRENT ASSETS                                                                 (Unaudited)
    Cash                                                                      $    188,161             $     11,077
    Accounts Receivable - Related Parties                                           19,405                   16,749
    Current Portion of Prepaid Consulting                                        1,435,914                2,128,044
                                                                              ------------             ------------

            TOTAL CURRENT ASSETS                                                 1,643,480                2,155,870
                                                                              ------------             ------------

OIL AND GAS PROPERTIES,
    FULL COST METHOD                                                             3,000,000                3,000,000
        Less: Accumulated Depreciation, Depletion and
        Amortization                                                               (57,650)                 (53,785)
                                                                              ------------             ------------

            NET OIL AND GAS PROPERTIES                                           2,942,350                2,946,215
                                                                              ------------             ------------

OFFICE  EQUIPMENT, Net of Accumulated
    Depreciation of $1,625 and $1,269                                                3,402                    3,758
                                                                              ------------             ------------

OTHER ASSETS
    Investments Available-For-Sale                                                  20,000                  100,000
    Prepaid Consulting - Net of Current Portion                                     37,500                   93,750
    Other                                                                            3,425                    6,037
                                                                              ------------             ------------

            TOTAL OTHER ASSETS                                                      60,925                  199,787
                                                                              ------------             ------------

            TOTAL ASSETS                                                      $  4,650,157             $  5,305,630
                                                                              ============             ============











                          The accompanying notes are an
            integral part of these consolidated financial statements.
                                   (Continued)

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                              December 31,          September 30,
                                                                                   2002                 2002
                                                                              ---------------        ---------
CURRENT LIABILITIES                                                            (Unaudited)

    Accounts Payable and Accrued Expenses                                    $      139,045         $      169,207
    Accounts Payable - Related Party                                                 45,152                121,840
    Note Payable                                                                    250,000                250,000
    Notes Payable - Related Party                                                   170,046                276,798
                                                                              -------------          -------------

            TOTAL CURRENT LIABILITIES                                               604,243                817,845
                                                                              -------------          -------------


STOCKHOLDERS' EQUITY
    Common Stock, $.001 par value, 500,000,000 Shares
        Authorized, 46,442,752 and 43,518,036 Shares Issued
            and Outstanding, respectively                                            46,443                 43,518
    Additional Paid-In Capital                                                   46,285,977             46,089,825
    Retained Deficit                                                            (37,286,506)           (36,457,577)
    Unrealized Loss on Securities
        Available for Sale                                                       (5,000,000)            (4,920,000)
    Treasury Stock - 9,357,968 Shares, at Cost                                            -               (267,981)
                                                                              -------------          -------------

            TOTAL STOCKHOLDERS' EQUITY                                            4,045,914              4,487,785
                                                                              -------------          -------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                         $    4,650,157         $    5,305,630
                                                                              =============          =============












                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      Three Months Ended        Three Months Ended
                                                                        December 31, 2002        December 31, 2001
                                                                      -------------------       -----------------

REVENUE - Oil and Gas Sales                                                 $     36,040              $     18,069
                                                                            ------------              ------------

COST OF REVENUE
     Lease Operating                                                              44,465                    56,437
     Production Taxes                                                              1,669                       700
     Depreciation, Depletion and Amortization                                      3,865                        69
                                                                            ------------              ------------

             TOTAL COST OF REVENUES                                               49,999                    57,206
                                                                            ------------              ------------

             GROSS LOSS                                                          (13,959)                  (39,137)
                                                                            ------------              ------------

EXPENSES
     General and Administrative                                                  823,232                   136,428
     Interest Expense                                                              9,297                     7,116
                                                                            ------------              ------------

             TOTAL EXPENSES                                                      832,529                   143,544
                                                                            ------------              ------------

        (LOSS) BEFORE INCOME TAXES
             AND DISCONTINUED OPERATIONS                                        (846,488)                 (182,681)

INCOME TAXES                                                                           -                         -
                                                                            ------------              ------------

         NET (LOSS) FROM CONTINUING
            OPERATIONS                                                          (846,488)                 (182,681)
                                                                            -----------               ------------

DISCONTINUED OPERATIONS
     Operating Loss                                                                    -                      (150)
     Gain on Disposal of Discontinued Operations                                  17,559                         -
                                                                            ------------              ------------

             NET LOSS                                                       $   (828,929)             $   (182,831)
                                                                            ------------              ------------

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                                       44,249,215                   423,036
                                                                              ==========              ============

(LOSS) PER SHARE                                                            $      (.02)              $      (.43)
                                                                            ===========               ============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.
                                        5

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                         Three Months Ended       Three Months Ended
                                                                         December 31, 2002        December 31, 2001
                                                                         -------------------      -------------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (Loss)                                                               $    (828,929)           $    (182,831)
     Adjustments to Reconcile Net (Loss) to Net Cash
         From Operating Activities
             Depreciation, Depletion and Amortization                                 4,221                       69
     Changes in Operating Assets and Liabilities
         Related Party Receivable/Payable                                           (79,344)                 147,236
         Prepaid and Other Assets                                                   750,992                        -
         Accounts Payable and Accrued Expenses                                      (30,162)                  24,177
         Cash Overdraft                                                                   -                   (5,426)
                                                                              -------------            -------------

                     NET CASH (USED) IN CONTINUING
                           OPERATIONS                                              (183,222)                 (16,775)
                                                                              -------------            -------------

                  NET CASH PROVIDED BY
                     DISCONTINUED OPERATIONS                                              -                    7,615
                                                                              -------------            -------------

                  NET CASH (USED) IN
                     OPERATING ACTIVITIES                                          (183,222)                  (9,160)
                                                                              -------------            -------------

CASH FLOW FROM INVESTING ACTIVITIES
     Proceeds From Borrowings                                                             -                   15,000
     Repayment of Related Party Borrowings                                         (106,752)                       -
     Proceeds From Sale of Common Stock                                             111,455                        -
     Proceeds From Sale of Treasury Shares                                          355,603                        -
                                                                              -------------            -------------

                  NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                                           360,306                   15,000
                                                                              -------------            -------------








                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   (Continued)
                                       6

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                         Three Months Ended        Three Months Ended
                                                                         December 31, 2002         December 31, 2001
                                                                         ------------------         -----------------

NET INCREASE (DECREASE) IN CASH                                               $     177,084             $       5,840

CASH AT BEGINNING OF PERIOD                                                          11,077                         -
                                                                              -------------             -------------

CASH AT END OF YEAR                                                           $     188,161             $       5,840
                                                                              =============             =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
     INFORMATION
             Cash Paid During the Period For:
                Interest                                                      $       3,064             $           -
                                                                              =============             =============
                Income Taxes                                                  $           -             $           -
                                                                              =============             =============

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
             Unrealized Loss on Securities
                Available-For-Sale                                            $      80,000             $           -
             Decrease in Investment Available-For-Sale                              (80,000)                        -
             Decrease in Par Value of Common Stock                                 (826,843)                        -
             Increase in Additional Paid In Capital Due To
                Decrease in Par Value of Common Stock                               826,843                         -
                                                                              -------------             -------------

                                                                              $           -             $           -
                                                                              =============             =============
















                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Matrix Energy Services Corporation for the year ended September 30, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.
    .

NOTE 2:  TRANSFER OF CORSICANA PROJECT TO SPARTAN RESOURCE
             PARTNERS, G.P.

    On October 1, 2002, Matrix Energy Services Corporation transferred its ownership of the Corsicana Leases to Spartan Resource Partners, G.P. ("Spartan") in exchange for 100% of the investing partnership interest. These interim consolidated financial statements reflect that transfer, and Spartan is consolidated as a wholly owned subsidiary included in these consolidated financial statements.

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

General

During the first quarter of 2003, Matrix Energy Services Corporation and its subsidiaries (hereinafter "Matrix" unless the context indicates otherwise) continued to pursue capital financing alternatives and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of Matrix should be read in conjunction with the consolidated financial statements of Matrix and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

Gross revenues for the three months ended December 31, 2002, were $36,040 compared to $18,069 for the same period in 2001, a 99% increase in revenues for the same period in 2001. The gross revenues for three months ended December 31, 2002, were higher than the comparable quarter in 2001 due to an increase in oil and gas production and sales.

Costs and Expenses

Cost of revenues for the three months ended December 31, 2002, was $49,999 compared to $57,206 for the same period in 2001. The decrease in the cost of revenues is primarily due to decreases in lease operating expenses.

Interest and general and administrative expenses were $832,529 for the three months ended December 31, 2002 compared to $143,544 for the same period in 2001. The primary reason for the increase was a significant increase in consulting fees amortized from prepaid consulting by the Company.

Gross Loss

Gross loss for the three months ended December 31, 2002, was $13,959 compared to a gross loss of $39,137 for the same period in 2001. This decrease was a result of increased production and sales of oil and gas and decreased lease operating costs associated with those revenues.

Net loss for the three months ended December 31, 2002, was $828,929 compared to a net loss of $182,831 for the same period in 2001. The loss in 2002 was greater than in 2001 due to the amortization of prepaid consulting in 2002.

Liquidity and Capital Resources

At December 31, 2002, the Company had current assets net of prepaid consulting of $207,566 and total assets of $4,650,157 as compared to $27,826 and $5,305,630 respectively at September 30, 2002. The Company's working capital deficit of $396,677 at December 31, 2002 compared to a working capital deficit of $790,019 at September 30, 2002 shows a decrease in working capital deficit of $393,342 for the year to date from the figure for the year ended September 30, 2002. The working capital deficit was reduced using proceeds from the sale of common stock ($467,058).

Net stockholders' equity in the Company was $4,045,914 as of December 31, 2002, compared to $4,487,785 at year-end on September 30, 2002. This decrease is due primarily to the amortization of prepaid consulting fees and an increase in unrealized loss on securities available for sale. This decrease was partially offset by the sale of treasury shares and common stock.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.



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


                                  Martix Energy Services Corporation.
                                  (Registrant)




Date      February 12, 2003         /S/Joe Bill Bennett
                                    -----------------------------------------
                                    Joe Bill Bennett, Chief Executive Officer
                                    and Acting Chief Financial Officer

                                INDEX TO EXHIBITS






EXHIBIT        PAGE
NO.            NO.        DESCRIPTION

2.1                       *     Plan of  Reorganization  and  Change  of
                          Situs by which Titan   Energy   Corp., and Power
                          Exploration, Inc. Changes Its Place of Incorporation.

2.2                       *     Agreement   and   Plan   of   Merger    Between
                          Power Exploration, Inc.(Nevada) and Power Exploration, Inc. (Colorado). August 1, 1998.

2.3                       *     Articles of Merger Between Power Exploration,
                          Inc.(Nevada) and Power Exploration, Inc. (Colorado). August 1, 1998.

3.1                       *     Articles  of  Incorporation of Imperial  Energy
                          dated October 31, 1979.

3.2                       *     Amendment to Articles of  Incorporation  dated
                          June 26, 1984.

3.3                       *     Amendment to Articles of Incorporation  dated
                          September 25, 1996.

3.4                       *     Amendment to Articles of  Incorporation  dated
                          June 15, 1997,changing name to Oil Retrieval Systems, Inc.

3.5                       *     Articles of Incorporation of Power  Exploration,
                          Inc. (Nevada) dated May 14, 1998.

3.6                       *     By Laws  of  Power  Exploration,  Inc.  (Nevada)
                          Dated June 1, 1998.

* Previously filed and incorporated herein by reference from the Form 10-KSB filed January 14, 2000.

                                  CERTIFICATION

I, Joe Bill Bennett, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Matrix Energy Services Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  February 12, 2003

     /s/  Joe Bill Bennett
     -----------------------------------------
     Joe Bill Bennett, Chief Executive Officer

                                  CERTIFICATION

I, Joe Bill Bennett, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Matrix Energy Services Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  February 12, 2003

     /s/  Joe Bill Bennett
     -----------------------
     Joe Bill Bennett, Acting Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Matrix Energy Services Corporation (the "Company"), on Form 10-QSB, as amended, for the period ending September, 30, 2002 (the "Report"), I, Joe Bill Bennett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joe Bill Bennett
-----------------------------------------
Joe Bill Bennett, Chief Executive Officer

February 12, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Matrix Energy Services Corporation (the "Company"), on Form 10-QSB, as amended, for the period ending September, 30, 2002 (the "Report"), I, Joe Bill Bennett, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joe Bill Bennett
------------------------------------------------
Joe Bill Bennett, Acting Chief Financial Officer

February 12, 2003