Form 10QSB
period 2003-03-31
POWER EXPLORATION INC
filed 2003-05-14
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

   [ ]   Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ________to_______ .



         Commission file number:000-09419
                                ---------


                       MATRIX ENERGY SERVICES CORPORATION
                       (FORMERLY POWER EXPLORATION, INC.)
          --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)





        NEVADA                                          84-0811647
-------------------                                     ---------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)



                   5416 Birchman Ave., Fort Worth, Texas        76107
                ----------------------------------------------------
               (Address of principal executive office)       (Zip Code)


                                 (817) 377-4464
                            -------------------------
                           (Issuer's telephone number)


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

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2003 was 47,071,402.

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATION.............................................9

ITEM 3.  CONTROLS AND PROCEDURES.............................................11

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

SIGNATURES...................................................................12

INDEX TO EXHIBITS............................................................13

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                March 31,            September 30,
                                                                                   2003                   2002
                                                                              ---------------        -------------
CURRENT ASSETS                                                                 (Unaudited)
    Cash                                                                      $   80,170              $     11,077
    Accounts Receivable - Related Parties                                         42,559                    16,749
    Current Portion of Prepaid Consulting                                        740,081                 2,128,044
                                                                               ---------               -----------

            TOTAL CURRENT ASSETS                                                 862,810                 2,155,870
                                                                              ----------               -----------

OIL AND GAS PROPERTIES,
    FULL COST METHOD                                                           3,000,000                 3,000,000
        Less: Accumulated Depreciation, Depletion and
        Amortization                                                             (62,460)                  (53,785)
                                                                               ---------               -----------
            NET OIL AND GAS PROPERTIES                                         2,937,540                 2,946,215
                                                                               ---------               -----------

OFFICE  EQUIPMENT, Net of Accumulated
    Depreciation of $2,298 and $1,625                                              8,379                     3,758
                                                                               ---------               -----------

OTHER ASSETS
    Investments Available-For-Sale                                                     -                   100,000
    Prepaid Consulting - Net of Current Portion                                        -                    93,750
    Other                                                                          3,425                     6,037
                                                                               ---------               -----------

            TOTAL OTHER ASSETS                                                     3,425                   199,787
                                                                               ---------               -----------

            TOTAL ASSETS                                                      $3,812,154              $  5,305,630
                                                                              ==========               ===========










                          The accompanying notes are an
            integral part of these consolidated financial statements.
                                   (Continued)

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                March 31,          September 30,
                                                                                   2003                 2002
                                                                              ---------------      ---------
CURRENT LIABILITIES                                                            (Unaudited)
    Accounts Payable and Accrued Expenses                                      $    144,730          $     169,207
    Accounts Payable - Related Party                                                 23,323                121,840
    Note Payable                                                                    250,000                250,000
    Notes Payable - Related Party                                                   129,619                276,798
                                                                                -----------           ------------

            TOTAL CURRENT LIABILITIES                                               547,672                817,845
                                                                                -----------           ------------


STOCKHOLDERS' EQUITY
    Common Stock, $.001 par value, 500,000,000 Shares
        Authorized, 47,071,402 and 43,518,036 Shares Issued
            and Outstanding, Respectively                                            47,071                 43,518
    Additional Paid-In Capital                                                   46,349,908             46,089,825
    Retained Deficit                                                            (38,112,497)           (36,457,577)
    Unrealized Loss on Securities
        Available-For-Sale                                                       (5,020,000)            (4,920,000)
    Treasury Stock - 9,357,968 Shares, at Cost                                            -               (267,981)
                                                                                -----------           ------------

            TOTAL STOCKHOLDERS' EQUITY                                            3,264,482              4,487,785
                                                                                -----------           ------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                           $  3,812,154          $   5,305,630
                                                                                ===========           ============













                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended                  Six Months Ended
                                                                       March 31,                          March 31,
                                                            ---------------------------------     -----------------
                                                               2003                2002               2003             2002
                                                            ------------        ------------      ------------       ----------

REVENUE - Oil and Gas Sales                                 $     44,519        $     26,069     $     80,559        $   44,138
                                                            ------------        ------------     ------------        ----------

COST OF REVENUE
     Lease Operating                                              56,692              51,427          101,157           107,864
     Production Taxes                                              2,060               1,351            3,729             2,051
     Depreciation, Depletion and
        Amortization                                               4,810                  68            8,675               137
                                                            ------------        ------------     ------------        ----------

         TOTAL COST OF REVENUES                                   63,562              52,846          113,561           110,052
                                                            ------------        ------------     ------------        ----------

         GROSS LOSS                                              (19,043)            (26,777)         (33,002)          (65,914)
                                                            ------------        ------------     ------------        ----------

EXPENSES
     General and Administrative                                  799,629              26,736        1,622,861           163,315
     Interest Expense                                              7,324               2,686           16,621             9,802
                                                            ------------        ------------     ------------        ----------

          TOTAL EXPENSES                                         806,953              29,422        1,639,482           173,117
                                                            ------------        ------------     ------------        ----------

          (LOSS) BEFORE OTHER
           INCOME, INCOME TAXES AND
            DISCONTINUED OPERATIONS                             (825,996)            (56,199)      (1,672,484)         (239,031)

OTHER INCOME
     Liability Settlement                                              -              39,252                -            39,252
                                                            ------------        ------------     ------------        ----------

         (LOSS) BEFORE INCOME TAXES
            AND DISCONUED OPERATIONS                            (825,996)            (16,947)      (1,672,484)         (199,779)
                                                            ------------        ------------     ------------        ----------

INCOME TAXES                                                           -                   -                -                 -
                                                            ------------        ------------     ------------        ----------

         NET (LOSS) FROM
          CONTINUING OPERATIONS                                 (825,996)            (16,947)      (1,672,484)         (199,779)
                                                            ------------        ------------     ------------        ----------

DISCONTINUED OPERATIONS
    Gain on Disposal of Discontinued
      Operations                                                       5                   -           17,564                 -
                                                            ------------        ------------     ------------        ----------

          NET LOSS                                          $   (825,991)       $    (16,947)    $ (1,654,920)       $ (199,779)
                                                            ============        ============     ============        ==========

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                       45,368,917           1,855,296       45,368,917         1,855,296
                                                            ============        ============     ============        ==========

(LOSS) PER SHARE                                            $      (0.02)    $          (.01)    $       (.04)       $     (.11)
                                                            ============     ===============     ============        ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.
                                      F - 3

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            FOR THE SIX MONTHS ENDED
                             MARCH 31, 2003 AND 2002


                                                                                  2003                     2002
                                                                              --------------           -------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (Loss)                                                               $  (1,654,920)           $    (199,779)
     Adjustments to Reconcile Net (Loss) to Net Cash
         From Operating Activities
             Depreciation, Depletion and Amortization                                 9,704                      137
     Changes in Operating Assets and Liabilities
         Related Party Receivable/Payable                                          (124,327)                 207,682
         Prepaid and Other Assets                                                 1,484,325                        -
         Accounts Payable and Accrued Expenses                                      (24,477)                  55,729
         Cash Overdraft                                                                   -                   (5,426)
                                                                              -------------            -------------

                  NET CASH PROVIDED (USED) IN
                      CONTINUING OPERATIONS                                        (309,695)                  58,343
                                                                              -------------            -------------

                  NET CASH PROVIDED BY
                     DISCONTINUED OPERATIONS                                              -                  (53,033)
                                                                              -------------            -------------

                  NET CASH PROVIDED (USED) IN
                     OPERATING ACTIVITIES                                          (309,695)                   5,310
                                                                              -------------            -------------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of Office Equipment                                                    (5,650)                       -
                                                                              -------------            -------------

                  NET CASH (USED) IN
                      INVESTING ACTIVITIES                                           (5,560)                       -
                                                                              -------------            -------------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds From Borrowings
     Repayment of Related Party Borrowings                                         (147,179)                       -
     Proceeds From Sale of Common Stock                                             176,014                        -
     Proceeds From Sale of Treasury Shares                                          355,603                        -
                                                                              -------------            -------------

                  NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                                           384,438                        -
                                                                              -------------            -------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.
                                   (Continued)
                                       F-4

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            FOR THE SIX MONTHS ENDED
                             MARCH 31, 2003 AND 2002
                                   (CONTINUED)



                                                                                  2003                      2002
                                                                              --------------            -------------

NET INCREASE IN CASH                                                          $      69,093             $       5,310

CASH AT BEGINNING OF PERIOD                                                          11,077                         -
                                                                              -------------             -------------

CASH AT END OF YEAR                                                           $      80,170             $       5,310
                                                                              =============             =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
     INFORMATION
             Cash Paid During the Period For:
                Interest                                                      $       4,564             $           -
                                                                              =============             =============
                Income Taxes                                                  $           -             $           -
                                                                              =============             =============

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
             Unrealized Loss on Securities
                Available-For-Sale                                            $     100,000             $           -
             Decrease in Investment Available-For-Sale                             (100,000)                        -
             Decrease in Par Value of Common Stock                                 (826,843)                        -
             Increase in Additional Paid In Capital Due To
                Decrease in Par Value of Common Stock                               826,843                         -
             Decrease in Accounts Payable and
                Accrued Expenses                                                          -                  (558,854)
             Decrease in Related Party Payables                                           -                  (730,525)
             Increase in Note Payable                                                     -                    72,017
             Contributed Capital                                                          -                   977,362
             Issuance of Common Stock                                                     -                   240,000
                                                                              -------------             -------------

                                                                              $           -             $           -
                                                                              =============             =============









                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Matrix Energy Services Corporation for the year ended September 30, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.


NOTE 2:  TRANSFER OF CORSICANA PROJECT TO SPARTAN RESOURCE
         PARTNERS, L.L.P.

    On October 1, 2002, Matrix Energy Services Corporation transferred its ownership of the Corsicana Leases to Spartan Resource Partners GP ("Spartan") in exchange for 100% of the investing partnership interest. These interim consolidated financial statements reflect that transfer, and Spartan is consolidated as a wholly owned subsidiary included in these consolidated financial statements.

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

General

During the second quarter of Fiscal 2003, Matrix Energy Services Corporation and its subsidiaries (hereinafter "Matrix" unless the context indicates otherwise) continued to pursue capital financing alternatives and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of Matrix should be read in conjunction with the consolidated financial statements of Matrix and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

Gross revenues for the three and six months ended March 31, 2003, were $44,519 and $80,559 compared to $26,069 and $44,138 for the same periods in 2002, a 71% and 83% increase in revenues for the respective periods in 2002. The gross revenues for three months ended March 31, 2003, were higher than the comparable quarter in 2002 due to an increase in oil and gas production and sales.

Costs and Expenses

Cost of revenues for the three and six months ended March 31, 2003, were $63,562 and $113,561 compared to $52,846 and $110,052 for the same periods in 2002. The increase in the costs of revenues is primarily due to increased depletion expense.

Interest and general and administrative expenses were $806,953 and $1,639,482 for the three and six months ended March 31, 2003 compared to $29,422 and $173,117 for the same periods in 2002. The primary reason for the increase was a significant increase in consulting fees amortized from prepaid consulting by the Company.

Gross Loss

Gross losses for the three and six months ended March 31, 2003, were $19,043 and $33,002 compared to gross losses of $26,777 and $65,914 for the same periods in 2002. This decrease was a result of increased production and sales of oil and gas.

Net losses for the three and six months ended March 31, 2003, were $825,991 and $1,654,920 compared to net losses of $16,947 and $199,799 for the same periods in 2002. The losses in 2003 were significantly greater than in 2002 due to the amortization of prepaid consulting in 2003.

Liquidity and Capital Resources

At March 31, 2003, the Company had current assets net of prepaid consulting of $122,729 and total assets of $3,812,154 as compared to $27,826 and $5,305,630 respectively at September 30, 2002. The Company's working capital deficit (net of prepaid consulting) of $424,943 at March 31, 2003 compared to a working capital deficit of $790,019 at September 30, 2002 shows a decrease in working capital deficit of $365,076 for the year to date from the figure for the year ended September 30, 2002. The working capital deficit was reduced using proceeds from the sale of common stock ($531,617).

Net stockholders' equity in the Company was $3,264,482 as of March 31, 2003, compared to $4,487,785 at year-end on September 30, 2002. This decrease is due primarily to the amortization of prepaid consulting fees and an increase in unrealized loss on securities available for sale. This decrease was partially offset by the sale of treasury shares and common stock.

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


                                   Martix Energy Services Corporation.
                                   (Registrant)




Date      May 13, 2003          /S/ Joe Bill Bennett
                                ------------------------------------------
                                Joe Bill Bennett, Chief Executive Officer and
                                Acting Chief Financial Officer

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

     Date:  May 13, 2003



     /s/Joe Bill Bennett
     ---------------------------------------------------------
        Joe Bill Bennett, Chief Executive Officer

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

     Date:  May 13, 2003



     /s/ Joe Bill Bennett
     ------------------------------------------------------------------
         Joe Bill Bennett, Acting Chief Financial Officer

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



/s/ Joe Bill Bennett
---------------------------------------------------------------
Joe Bill Bennett, Chief Executive Officer

May 13, 2003

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



/s/ Joe Bill Bennett
-----------------------------------------------------
Joe Bill Bennett, Acting Chief Financial Officer

May 13, 2003