Form 10QSB
period 2003-06-30
MATRIX ENERGY SERVICES CORP
filed 2003-08-12
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

    [  ] Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from _________ to ________.


         Commission file number:000-09419
                                ---------


                       MATRIX ENERGY SERVICES CORPORATION
                       ----------------------------------
                       (FORMERLY POWER EXPLORATION, INC.)
        (Exact name of small business issuer as specified in its charter)


                      NEVADA                                  84-0811647
                     -------                                  ----------
           (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)               Identification No.)



                   5416 Birchman Ave., Fort Worth, Texas 76107
                   -------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (817) 377-4464
                   -------------------------------------------
                           (Issuer's telephone number)


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

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2003 was 47,071,402.

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATION...................................................9

ITEM 3.  CONTROLS AND PROCEDURES..............................................11

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................11

SIGNATURES....................................................................12

INDEX TO EXHIBITS.............................................................13

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                 June 30,            September 30,
                                                                                   2003                   2002
                                                                              ---------------        ---------
CURRENT ASSETS                                                                 (Unaudited)
    Cash                                                                      $     9,791              $     11,077
    Accounts Receivable - Related Parties                                          30,315                    16,749
    Current Portion of Prepaid Consulting                                         150,000                  2,128,044
                                                                               ----------               ------------

            TOTAL CURRENT ASSETS                                                  190,106                  2,155,870
                                                                              -----------               ------------

OIL AND GAS PROPERTIES,
    FULL COST METHOD                                                            3,000,000                  3,000,000
        Less: Accumulated Depreciation, Depletion and
        Amortization                                                              (67,270)                   (53,785)
                                                                               ----------               ------------

            NET OIL AND GAS PROPERTIES                                          2,932,730                  2,946,215
                                                                              -----------               ------------

OFFICE  EQUIPMENT, Net of Accumulated
    Depreciation of $2,853 and $1,625                                               7,824                      3,758
                                                                             ------------               ------------

OTHER ASSETS
    Investments Available-For-Sale                                                      -                    100,000
    Prepaid Consulting - Net of Current Portion                                         -                     93,750
    Other                                                                           3,425                      6,037
                                                                              -----------               ------------

            TOTAL OTHER ASSETS                                                      3,425                    199,787
                                                                             ------------               ------------

            TOTAL ASSETS                                                      $3,134,085                  $5,305,630
                                                                              ==========                  ==========










                          The accompanying notes are an
            integral part of these consolidated financial statements.
                                   (Continued)

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 June 30,          September 30,
                                                                                   2003                 2002
                                                                              ---------------      ---------
CURRENT LIABILITIES                                                            (Unaudited)
    Accounts Payable and Accrued Expenses                                    $      145,068         $      169,207
    Accounts Payable - Related Party                                                 37,182                121,840
    Note Payable                                                                    250,000                250,000
    Notes Payable - Related Party                                                    81,538                276,798
                                                                              -------------          -------------

            TOTAL CURRENT LIABILITIES                                               513,788                817,845
                                                                              -------------          -------------


STOCKHOLDERS' EQUITY
    Common Stock, $.001 par value, 500,000,000 Shares
        Authorized, 47,071,402 and 43,518,036 Shares Issued
        and Outstanding, Respectively                                                47,071                 43,518
    Additional Paid-In Capital                                                   46,349,908             46,089,825
    Retained Deficit                                                           (38,756,682)           (36,457,577)
    Unrealized Loss on Securities
        Available-For-Sale                                                       (5,020,000)            (4,920,000)
    Treasury Stock - 9,357,968 Shares, at Cost                                            -               (267,981)
                                                                              -------------          -------------

            TOTAL STOCKHOLDERS' EQUITY                                            2,620,297              4,487,785
                                                                              -------------          -------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                          $   3,134,085          $   5,305,630
                                                                              =============          =============














                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Three Months Ended                   Nine Months Ended
                                                                        June 30,                              June 30,
                                                             ---------------------------------     --------------------------------
                                                                2003                 2002               2003            2002
                                                             ------------         ------------     -------------      -------------

REVENUE - Oil and Gas Sales                                  $     35,277         $     27,353     $    115,836       $   71,491
                                                             ------------         ------------     ------------       ----------

COST OF REVENUE
     Lease Operating                                               50,867               64,584          152,024         172,448
     Production Taxes                                               1,634                1,300            5,363            3,351
     Depreciation, Depletion and
        Amortization                                                4,810                5,563           13,485            5,700
                                                             ------------         ------------      -----------       ----------

         TOTAL COST OF REVENUES                                    57,311               71,447          170,872         181,499
                                                             ------------         ------------     ------------       ---------

         GROSS LOSS                                               (22,034)             (44,094)         (55,036)        (110,008)
                                                             ------------         ------------     ------------       ----------

EXPENSES
     General and Administrative                                   640,482              298,237       2,263,343          461,552
     Interest Expense                                               6,669               16,118          23,290            25,920
                                                             ------------         ------------     -----------       -----------

          TOTAL EXPENSES                                          647,151              314,355       2,286,633          487,472
                                                             ------------         ------------     -----------        ---------

          (LOSS) BEFORE OTHER
           INCOME, INCOME TAXES AND
            DISCONTINUED OPERATIONS                              (669,185)            (358,449)     (2,341,669)         (597,480)

OTHER INCOME
     Rental Income                                                25,000                     -           25,000                -
     Liability Settlement                                               -                1,826                -           41,078
                                                             ------------         ------------     ------------       ----------

         (LOSS) BEFORE INCOME TAXES AND
           DISCONTINUED OPERATIONS                               (644,185)            (356,623)     (2,316,669)        (556,402)

INCOME TAXES                                                            -                    -                -                -
                                                             ------------         ------------     ------------       ----------

         NET (LOSS) FROM
          CONTINUING OPERATIONS                                  (644,185)            (356,623)      (2,316,669)       (566,402)

DISCONTINUED OPERATIONS
    Gain on Disposal of Discontinued
      Operations                                                        -                    -           17,564                -
                                                             ------------         ------------     ------------       ----------

          NET LOSS                                           $   (644,185)        $   (356,623)    $(2,299,105)       $(556,402)
                                                             ============         ============     ===========        =========

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                        47,071,402           37,748,036      45,879,662        15,353,036
                                                             ============         ============     ===========        ==========

(LOSS) PER SHARE                                             $         (0.01)     $         (0.01) $      (0.05)      $     (0.04)
                                                             ===============      ===============  ============       ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.
                                      F - 3

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            FOR THE NINE MONTHS ENDED
                             JUNE 30, 2003 AND 2002


                                                                                  2003                     2002
                                                                              --------------           --------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (Loss)                                                               $  (2,299,105)           $    (556,402)
     Adjustments to Reconcile Net (Loss) to Net Cash
         From Operating Activities                                                                                 -
             Depreciation, Depletion and Amortization                                15,069                    5,904
     Changes in Operating Assets and Liabilities
         Related Party Receivable/Payable                                           (98,224)                 226,833
         Prepaid and Other Assets                                                 2,074,406                  150,790
         Accounts Payable and Accrued Expenses                                      (24,139)                 234,366
         Cash Overdraft                                                                   -                  (5,426)
                                                                              -------------            ------------

                  NET CASH (USED) PROVIDED IN
                      CONTINUING OPERATIONS                                        (331,993)                  56,065
                                                                              -------------            -------------

                  NET CASH (USED) BY
                     DISCONTINUED OPERATIONS                                              -                  (53,033)
                                                                              -------------            -------------

                  NET CASH (USED) PROVIDED IN
                     OPERATING ACTIVITIES                                          (331,993)                   3,032
                                                                              -------------            -------------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of Office Equipment                                                    (5,650)                       -
                                                                              -------------            -------------

                  NET CASH (USED) IN
                      INVESTING ACTIVITIES                                           (5,650)                       -
                                                                              -------------            -------------

CASH FLOW FROM FINANCING ACTIVITIES
     Repayment of Related Party Borrowings                                         (195,260)                       -
     Proceeds From Sale of Common Stock                                             176,014                        -
     Proceeds From Sale of Treasury Shares                                          355,603                        -
                                                                              -------------            -------------

                  NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                                           336,357                        -
                                                                              -------------            -------------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   (Continued)
                                       F-4

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            FOR THE NINE MONTHS ENDED
                             JUNE 30, 2003 AND 2002
                                   (CONTINUED)



                                                                                  2003                      2002
                                                                              --------------            --------------

NET (DECREASE) INCREASE IN CASH                                               $      (1,286)            $       3,032

CASH AT BEGINNING OF PERIOD                                                          11,077                         -
                                                                              -------------             -------------

CASH AT END OF YEAR                                                           $       9,791             $       3,032
                                                                              =============             =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
     INFORMATION
             Cash Paid During the Period For:
                Interest                                                      $       7,207             $           -
                                                                              =============             =============
                Income Taxes                                                  $           -             $           -
                                                                              =============             =============

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
             Unrealized Loss on Securities
                Available-For-Sale                                            $    (100,000)            $           -
             Decrease in Investment Available-For-Sale                              100,000                         -
             Decrease in Par Value of Common Stock                                 (826,843)                        -
             Increase in Additional Paid In Capital Due To
                Decrease in Par Value of Common Stock                               826,843                         -
             Decrease in Accounts Payable and
                Accrued Expenses                                                          -                  (558,854)
             Decrease in Related Party Payables                                           -                  (730,525)
             Increase in Note Payable                                                     -                    72,017
             Contributed Capital                                                          -                10,231,671
             Issuance of Common Stock                                                     -                   831,641
             Increase in Prepaid Consulting and Other Assets                              -                (2,745,950)
             Purchase of Oil and Gas Lease                                                -                (7,100,000)
                                                                              -------------             -------------

                                                                              $           -             $-
                                                                              =============             ==






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Matrix Energy Services Corporation for the year ended September 30, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.
    .

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

General

During the third quarter of Fiscal 2003, Matrix Energy Services Corporation and its subsidiaries (hereinafter "Matrix" unless the context indicates otherwise) continued to pursue capital financing alternatives and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of Matrix should be read in conjunction with the consolidated financial statements of Matrix and the notes thereto included in Item 1 of Part I of this Report.






Results of Operations

Revenues

Gross revenues for the three and nine months ended June 30, 2003, were $35,277 and $115,836 compared to $27,353 and $71,491 for the same periods in 2002, a 29% and 62% increase in revenues for the respective periods in 2002. The gross revenues for the three months ended June 30, 2003, were higher than the comparable quarter in 2002 due to an increase in oil and gas production and sales.

Costs and Expenses

Cost of revenues for the three and nine months ended June 30, 2003, were $57,311 and $170,872 compared to $71,447 and $181,499 for the same periods in 2002. The decrease in the costs of revenues is primarily due to decreased lease operating expense.

Interest and general and administrative expenses were $647,151 and $2,286,633 for the three and nine months ended June 30, 2003 compared to $314,355 and $487,472 for the same periods in 2002. The primary reason for the increase was a significant increase in consulting fees amortized from prepaid consulting by the Company.

Gross Loss

Gross losses for the three and nine months ended June 30, 2003, were $22,034 and $55,036 compared to gross losses of $44,094 and $110,008 for the same periods in 2002. This decrease was a result of increased production and sales of oil and gas and decreased lease operating expense.

Net losses for the three and nine months ended June 30, 2003, were $644,185 and $2,299,105 compared to net losses of $356,623 and $556,402 for the same periods in 2002. The losses in 2003 were significantly greater than in 2002 due to the amortization of prepaid consulting in 2003.

Liquidity and Capital Resources

At June 30, 2003, the Company had current assets net of prepaid consulting of $40,106 and total assets of $3,134,085 as compared to $27,826 and $5,305,630 respectively at September 30, 2002. The Company's working capital deficit (net of prepaid consulting) of $473,682 at June 30, 2003 compared to a working capital deficit of $790,019 at September 30, 2002 shows a decrease in working capital deficit of $316,337 for the year to date from the figure for the year ended September 30, 2002. The working capital deficit was reduced using proceeds from the sale of common stock ($531,617).

Net stockholders' equity in the Company was $2,620,297 as of June 30, 2003, compared to $4,487,785 at year-end on September 30, 2002. This decrease is due primarily to the amortization of prepaid consulting fees and an increase in unrealized loss on securities available for sale. This decrease was partially offset by the sale of treasury shares and common stock.


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


                                  Martix Energy Services Corporation.
                                  (Registrant)




Date      August 7, 2003            /S/Joe Bill Bennett
                                    ----------------------------------------
                                    Joe Bill Bennett, Chief Executive Officer



 Date      August 7, 2003           /S/_Mark S. Zouvas
                                    ---------------------------------------
                                    Mark S. Zouvas, Chief Financial Officer

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

3.1                        *   Articles of Incorporation of Imperial
                               Energy dated October 31, 1979.

3.2                        *   Amendment to Articles of Incorporation
                               dated June 26, 1984.

3.3                        *   Amendment to Articles of Incorporation
                               dated September 25, 1996.

3.4                        *   Amendment to Articles of Incorporation
                               dated June 15, 1997, changing name to
                               Oil Retrieval Systems, Inc.

3.5                        *   Articles of Incorporation of Power Exploration,
                               Inc. (Nevada)dated May 14, 1998.

3.6                        *   By Laws of Power Exploration, Inc.  (Nevada)
                               Dated June 1,1998.

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

     Date:  August 7, 2003



     /s/Joe Bill Bennett
     ---------------------------------------------------------
        Joe Bill Bennett, Chief Executive Officer

                                  CERTIFICATION

I, Mark S. Zouvas, certify that:

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

     Date:  August 7, 2003



     /s/Mark S. Zouvas
     ------------------------------------------------------------------
         Mark S. Zouvas, Chief Financial Officer

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



/s/Joe Bill Bennett
---------------------------------------------------------------
Joe Bill Bennett, Chief Executive Officer

August 7, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Matrix Energy Services Corporation (the "Company"), on Form 10-QSB, as amended, for the period ending September, 30, 2002 (the "Report"), I, Mark S. Zouvas, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Mark S. Zouvas
-----------------------------------------------------
Mark S. Zouvas, Chief Financial Officer

August 7, 2003