Form 10KSB
period 2003-09-30
MATRIX ENERGY SERVICES CORP
filed 2004-01-14
CIK 316621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to_________________________.


     Commission file number: 000-09419
                             ---------

                       MATRIX ENERGY SERVICES CORPORATION
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

-------------------------------------------------------------------------------

 Nevada                                                         84-0811647
-------------                                           -----------------------
 (State or Other Jurisdiction                           (I.R.S. Employer
  of Incorporation or Organization)                         Identification No.)
-------------------------------------------------------------------------------

                  5416 Birchman Avenue, Fort Worth, Texas       76107
                  ---------------------------------------       ------
                 (Address of Principal Executive Offices)      (Zip Code)

                                 (817) 377-4464
                      -------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
------------------------------------------------------------------------------
Title of Each Class                   Name of each Exchange on Which Registered
-------------------                   -----------------------------------------
Common Stock ($0.002                                 None
               Par Value)
-------------------------------------------------------------------------------

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

The issuer's total consolidated revenues for the year ended September 30, 2003, were $152,752.

The aggregate market value of the registrant's Common Stock, $0.002 par value (the only class of voting stock), held by non-affiliates was approximately $3,812,435 based on the average closing bid and asked prices for the Common Stock on January 12, 2004.

At January 12, 2004, the number of shares outstanding of the registrant's Common Stock, $0.002 par value (the only class of voting stock), was 45,071,402.

                                TABLE OF CONTENTS

                                                                           PAGE
                                     PART I


Item 1.       Description of Business........................................4

Item 2.       Description of Property........................................10

Item 3.       Legal Proceedings..............................................13

Item 4.       Submission of Matters to a Vote of Security-Holders............13


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.......13

Item 6.       Management's Discussion and Analysis or Plan of Operation......15

Item 7.       Financial Statements...........................................19

Item 8.       Changes in and Disagreements With Accountants
                on Accounting and Financial Disclosure.......................45

                                    PART III

Item 9.       Directors and Executive Officers...............................45

Item 10.      Executive Compensation.........................................46

Item 11.      Security Ownership of Certain Beneficial Owners and Management.47

Item 12.      Certain Relationships and Related Transactions.................48

Item 13.      Exhibits and Reports on Form 8-K...............................48

FORWARD-LOOKING STATEMENTS

         THIS ANNUAL REPORT ON FORM 10-KSB INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE"SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS, "MAY," "BELIEVE," "EXPECT," "INTEND," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS FORM 10-KSB, INCLUDING WITHOUT LIMITATION, THE STATEMENTS UNDER "BUSINESS," "PROPERTIES," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS EXPLORATION--LIQUIDITY AND CAPITAL RESOURCES" AND "MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS" LOCATED ELSEWHERE HEREIN REGARDING THE FINANCIAL POSITION AND LIQUIDITY OF MATRIX ENERGY SERVICES CORP. ("THE COMPANY"), THE VOLUME OR DISCOUNTED PRESENT VALUE OF ITS OIL AND NATURAL GAS RESERVES, ITS ABILITY TO SERVICE ITS INDEBTEDNESS, ITS STRATEGIC PLANS INCLUDING ITS ABILITY TO LOCATE AND COMPLETE ACQUISITIONS OF OIL AND NATURAL GAS ASSETS, ITS ABILITY TO LIST ITS STOCK ON THE OVER THE COUNTER ELECTRONIC BULLETIN BOARD (OTC-EBB) AND OTHER MATTERS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS WITH RESPECT TO ANY SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED IN THIS FORM 10-KSB, INCLUDING, WITHOUT LIMITATION, IN CONJUNCTION WITH THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN INCLUDE, BUT ARE NOT LIMITED TO, THE TIMING AND EXTENT OF CHANGES IN COMMODITY PRICES FOR OIL AND NATURAL GAS, THE NEED TO DEVELOP AND REPLACE RESERVES, ENVIRONMENTAL RISKS, DRILLING AND OPERATING RISKS, RISKS RELATED TO EXPLORATION AND DEVELOPMENT, UNCERTAINTIES ABOUT THE ESTIMATES OF RESERVES, COMPETITION, GOVERNMENT REGULATION AND THE ABILITY OF THE COMPANY TO MEET ITS STATED BUSINESS GOALS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

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

         The Company focuses its exploration efforts on its holdings in Texas. The Company is redeveloping existing fields in and around Corsicana, Texas and other areas of the region where fields have been partially depleted by conventional production methods, but where significant, proven reserves of oil and gas still remain. These fields can become commercially viable and provide long-term revenue streams utilizing the latest technology.

         Recovery methods employed by the Company have yielded positive results in recent application tests. The first process involves the use of a controlled, under-balanced horizontal drilling technique in retrieving secondary production from fields whose depletion curves have flattened. This process has been used extensively in the higher pressured environments, like the Austin-Chalk, however it has not been widely applied to shallow depth, pressure depleted reservoirs. The Company has difficulty pressurizing its shallow depth properties, but continues to look for ways to create energy within the reservoir that would facilitate movement of fluids to the well bore.

         On November 27, 2003, the Company, through its wholly-owned partnership, Spartan Resource Partners, GP, executed a farm-out agreement with Jerry Witte, a geologist, granting him the right to drill a test well on its leasehold in Corsicana. The Company will retain a 10% carried working interest in the well and has granted an additional area of mutual interest to the Farmee for one thousand acres or 25 additional wells. Drilling is expected to commence in February of 2004.

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

On October 1, 2003, the Company cancelled the original contract to purchase the BLM leasehold acreage from J. Rags Properties, LLC and cancelled the common stock shares issued to J. Rags Properties, LLC in connection with the same purchase. The Company encountered a problem with securing a natural gas pipeline to transport natural gas from the referenced BLM leasehold. This problem has resulted in the loss of drilling funds committed to the project through the TBX /JADA agreement.

With respect to its future drilling operations, the Company plans to concentrate on lower risk development-type properties generally consisting of drilling in reservoirs from which production is or formerly was being obtained while also drilling some wildcat and developmental wells. The drilling of development wells is subject to the normal risk of dry holes or a failure to produce oil and natural gas in commercial quantities. The degree of risk varies depending, among other things, on the distance between the well and the nearest producing well, other available geological information and the geological features of the area. All drilling activities are subject to the risk of encountering unusual or unexpected formations and pressures and other conditions that may result in financial losses or liabilities to third parties or governmental entities, many of which may not be covered by insurance. The number and type of wells drilled by the Company will vary depending on the amount of funds available for drilling, the cost of each well, the size of the fractional working interests acquired by the Company in each well and the estimated recoverable reserves attributable to each well.

The Company is currently negotiating with two sources of capital to fund its future drilling operations as well as augment the development of its Corsicana leasehold interests. These funding opportunities are based both on equity and debt instruments of the Company. The Company hopes to raise $2 to $3 million, however, no documents have been executed and both sources are in the process of completing their respective due diligence efforts. The Company will make every effort to secure funding for its future drilling opportunities.

As of September 30, 2003, the Company employed 5 persons all of whom are engaged in office and administrative activities.

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

The Company made no exploration and development expenditures during the fiscal years ended September 30, 2002, and 2003, respectively. The Company made net lease acquisitions of $2,000,000 for proved and unproved properties during the fiscal year-ended September 30, 2002. Total lease acquisition for both proved and unproved properties was zero during the fiscal year ended September 30, 2003. The Company's ability to continue to fund its exploration and development activities depends upon cash flow and its ability to secure the necessary financing for such activities.

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


ITEM 2.  DESCRIPTION OF PROPERTIES

Facilities

The Company leases approximately 2,500 square feet of office space in Fort Worth, Texas, for its corporate offices. The month-to month lease requires a monthly rental payment of $3,000. The Company considers this space adequate for its present needs.

General Description of Oil and Gas Properties

The Company has leasehold interests in the Corsicana Field, located in South Central Texas. The Corsicana Field is comprised of 875 existing wells on 67 leases of which the Company has a leasehold interest of approximately 8,000 acres in the underground minerals. Of these wells, there were only 215 active wells, as of September 30, 2003. Of the 215 active wells, not all are regularly producing wells.

Corsicana Field

On June 11, 1997, the Company acquired 650 oil wells, each approximately 800' to 1000' deep, situated on 4,500 acres of leases in the Corsicana Field, located in Corsicana, Texas from Rife Oil Properties for 60,000 shares of restricted common stock and a promissory note for $1,300,000, bearing 6% interest per annum and due on November 11, 1997. The note was secured by 10,000 shares of newly-issued common stock and held by an attorney as Trustee. The note for $1,300,000 plus $43,381 in accrued interest was satisfied on December 15, 1997, by agreement of the parties, with the shares of restricted common stock, which were held in escrow. All of the wells are approximately 800 ft. to 1,000 ft. deep with 84.5 million gross barrels of oil in place. The Company has split the field into small AMI's (Area of Mutual Interest) in order to facilitate fund raising for the development of the field. All of these leases are production leases that will continue in perpetuity so long as oil or gas is being produced on the property subject to the lease. So long as the Company continues to produce oil or gas from the leases in the Corsicana field, the leases will not expire.

Then on December 9, 1999, the Company issued 240,000 shares of its common stock to acquire an additional 3,500 acres of leases in the Corsicana Field consisting of 32 leases including 240 producing oil wells and 39 injection wells.

A reserve study was performed by Ultra Engineering & Consulting of Houston, Texas. The study, which was performed as of September 30, 2001, estimated net reserves of 16,381,058 recoverable barrels of oil. The value of future cash flows, discounted at 10% to present value, was estimated to be $57,944,349. At current commodity prices, the estimated future cash flow, discounted, is $206 million.

Production from the Corsicana Field has a virtually flat decline curve, thereby holding the leases for the foreseeable future. The leases carry an average net revenue interest of 80%.

Due to the Company's inability to raise capital sufficient to develop its proved oil and gas reserves in the Corsicana Field, no reserve report was prepared for the years ending September 30, 2002 or September 30, 2003. For the year ending September 30, 2002 and 2001, less than an average of 6,400 barrels of oil were produced annually. This lack of production or potential production led to the Company suffering an impairment loss in its proved oil and gas properties in the amount of $7,856,890 in 2001. This impairment loss lowers the carrying value of the leases to management's estimation of the value of the leases if a sale was made to an unrelated third party in an arms length transaction. No additional impairment was made in 2002 or 2003.

As of this filing, no drilling operations have commenced.

Oil and Gas Reserves

As of September 30, 2003, the Company's oil and natural gas interests were located in the State of Texas. The Company has no reserves offshore.

The following table summarizes the Company's reserves on September 30, 2000, and September 30, 2001 and was prepared in accordance with the rules and regulations of the Commission. As noted above, no reserve study was done in 2002 or 2003.
                                                              Oil (mbbls)
                                                              -----
                                                         2000           2001
                                                        -----           ------
           Proved Developed and Undeveloped Reserves

          Beginning of Year                              18,473.3     16,384.6
          Purchases of Minerals in Place
          Revisions of previous estimates                (2,078.7)         3.7
          Production                                        (10)          (7.2)
          End of Year                                    16,384.6     16,381.1
          Proved Developed Reserves:End of Year             324          320


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


ITEM 3.  LEGAL PROCEEDINGS

There are no material pending cases involving the Company:

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended September 30, 2003, no matters were submitted by the Company to a vote of its shareholders.




                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS


Market Information

The Company's Common Stock is currently quoted on the Electronic Bulletin Board under the symbol "MXES," but there is limited trading in the Common Stock. The following table sets forth the high and low bid prices from October 1, 2001 through September 30, 2003, based upon quotations periodically published on the OTC. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                        HIGH              LOW

Fiscal Year ended September 30, 2002
     October, November, & December, 2001               $ 0.75           $ 0.0
     January, February, & March, 2002                  $10.50           $ 2.625
     April, May,& June, 2002                           $ 6.75           $ 1.00
     July, August,& September, 2002                    $ 2.625          $ 0.3125

Fiscal Year ended September 30, 2003
     October, November, & December, 2002               $ 1.92           $ 0.25
     January, February, & March, 2003                  $ 0.49           $ 0.08
     April, May, & June, 2003                          $ 0.13           $ 0.01
     July, August, & September, 2003                   $ 0.07           $ 0.04


The bid price for the Common Stock was $0.13 on January 12, 2004. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Shareholders

According to the records of the Company's transfer agent, there were 2,512 holders of record who held 45,071,402 shares of the Company's Common Stock on September 30, 2003 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders).1

Dividends

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

In July 2002, the Company acquired 10,000,000 shares of its common stock through the issuance of a note payable to MOROIL, Inc., a company owned by M.O. Rife, III, Director and Chairman of the Board of the Company, in the amount of $286,366. These shares were held in escrow pursuant to an offshore stock purchase agreement with First Chartered Capital Corporation, Inc., a British Virgin Islands Corporation. As of September 30, 2002, 642,032 shares of the 10,000,000 treasury shares had been sold for $210,635.

From October 1, 2002 through May 28, 2003, the balance of the treasury shares (9,357,968 shares) plus an additional 3,553,366 shares of the Company's common shares had been sold by First Chartered Capital Corporation for $531,617 for a total of 13,553,366 shares.

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

Results of Operations

Revenues

The Company's oil and gas sales increased $44,172 or 41%, to $152,752 for the fiscal year ended September 30, 2003 from $108,580 for the fiscal year ended September 30, 2002. Revenues from the sales of oil and gas increased primarily because of a sustained increase in oil prices.

Costs and Expenses

                                                  2002             %              2001           %
The Company's general and                       ----------     -------         ----------      -------
administrative expenses increased
$849,269, or 56%, to $2,358,379 for
the fiscal year ended September 30,
2003 from $1,509,110 for the fiscal
year ended September 30, 2002. The
change in the dollar amount of general
and administrative expenses was due
primarily to increased consulting fees,
which accounted for 91% of all general
and administrative expenses in 2003.
The following summarizes the general and
administrative expenses:

     Consulting Fees                            $2,147,189      91.0           $1,106,413       73.3
     Corporate Directors Expense                        -        -                     -         -
     Legal Fees and Settlements                      8,473       0.4                4,010        -
     Salaries and Benefits                          86,640       3.7              233,120       15.4
     Other                                         116,077       4.9              165,567       11.3
                                                 ---------      ----            ---------      -----

                                                $2,358,379     100.0%          $1,509,110      100.0%
                                                ==========     ======           =========      ======


In 2002, the Company used its common shares as payment to consultants for services through March, 2004. The fair values of these shares resulted in extremely large charges to operations. In 2003, the Company amortized $2,128,044 of these prepaid consulting fees. (see note 6 of the financial statements)

The lease operating expenses decreased by $17,714, or 7%, to $228,448 in 2003, compared to $246,162 in 2002. The decrease was primarily due to a decrease in insurance cost and repairs and maintenance costs.

In 2003, the interest expense decreased by $548,005, or 94% to $37,347, compared to $585,352 in 2002. The decrease is primarily the result of a reduction in debt in 2002, when the Company issued 8,500,000 shares of common stock valued at $.15 in payment of accounts payable, accrued liabilities, and notes payable to related parties. The debt settlements were liquidated by issuance of the Company's common stock.

Net Income (Loss)

Net loss for the fiscal year ended September 30, 2003 was $4,360,379, or $.09 per share, compared to a loss of $2,330,758, or $.11 per share, for the fiscal year ended September 30, 2002. This $2,029,621 increase in loss was primarily the result of the disposal of the BLM acreage (see note 11 to the financial statements) and the increase in the amortization of prepaid consulting fees in 2003 (see note 6 to the financial statements). Net cash used in operating activities was $186,337 for the fiscal year ended September 30, 2002, and $326,796 for the fiscal year ended September 30, 2003.

Liquidity and Capital Resources

The Company's working capital deficit on September 30, 2003 was $479,440 compared to a surplus of $1,338,025 on September 30, 2002. This $1,817,465 decrease in working capital resulted primarily from the amortization of the current portion of prepaid consulting fees (see note 6 of the financial statements), for services to be rendered through March 2004.

Non Cash Transactions

During the year ended September 30, 2003, the Company cancelled 2,000,000 shares of its common stock valued at $100,000. The Company issued the stock during the year ended September 30, 2002 at a value of $2,000,000 for the acquisition of Oil and Gas Properties. Because of this change in value, the cancellation of the stock resulted in a $1,900,000 loss for the Company (see note 11 of the financial statements).

On October 31, 2002, the Board authorized an amendment of the Company's Articles of Incorporation to increase the authorized shares of common stock from 50,000,000 shares to 500,000,000 shares and to change the par value of the stock from $.02 to $.002 per share.

Long-Term Debt

On September 30, 2003, the Company had no long-term debt. Although 88% of the Company's assets are comprised of oil and gas properties that are not a current asset, all of the Company's borrowings have been short term in nature. This has aggravated the Company's cash position and produced lower measures of financial performance than would otherwise be possible.

History of Losses

The Company had net losses of $4,360,379 and $2,330,758, for the years ended September 30, 2003 and September 30, 2002, respectively. The Company may continue to incur net losses and, to the extent that it remains without operational funding, such losses may continue.


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

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                                TABLE OF CONTENTS



                                                                           Page

Report of Independent Certified Public Accountants
   Killman, Murrell & Co., P.C.                                            F-2

Financial Statements

   Consolidated Balance Sheets as of September 30, 2003 and 2002           F-3

   Consolidated Statements of Operations for the Years
        Ended September 30, 2003 and 2002                                  F-5

   Consolidated Statements of Stockholders' Equity
        and Comprehensive Loss for the Years Ended
        September 30, 2003 and 2002                                        F-7

   Consolidated Statements of Cash Flows for the Years
        Ended September 30, 2003 and 2002                                  F-8

   Notes to Consolidated Financial Statements                              F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Matrix Energy Services Corporation and Subsidiaries
(Formerly Power Exploration, Inc. and Subsidiaries)
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Matrix Energy Services Corporation (formerly Power Exploration, Inc.) and Subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Energy Services Corporation (formerly Power Exploration, Inc.) and Subsidiaries as of September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Killman, Murrell & Co., P.C.
KILLMAN, MURRELL & COMPANY, P.C.
Dallas, Texas
December 12, 2003

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2003 AND 2002

                                     ASSETS


                                                                                  2003                   2002
                                                                              -------------          --------
CURRENT ASSETS
    Cash                                                                      $     15,396           $     11,077
    Current Portion of Prepaid Consulting - Note 6                                  93,750              2,128,044
                                                                              ------------           ------------

            TOTAL CURRENT ASSETS                                                   109,146              2,139,121
                                                                              ------------           ------------

OIL AND GAS PROPERTIES,
    FULL COST METHOD - Note 11                                                   1,000,000              3,000,000
        Less: Accumulated Depreciation, Depletion and
        Amortization                                                               (72,098)               (53,785)
                                                                              ------------           ------------

            NET OIL AND GAS PROPERTIES                                             927,902              2,946,215
                                                                              ------------           ------------

OFFICE  EQUIPMENT, Net of Accumulated
    Depreciation of $3,540 and $1,269                                                7,136                  3,758
                                                                              ------------           ------------

OTHER ASSETS
    Investments Available - For - Sale - Note 10                                         -                100,000
    Prepaid Consulting - Net of Current Portion - Note 6                                 -                 93,750
    Other                                                                            3,425                  6,037
                                                                              ------------           ------------

            TOTAL OTHER ASSETS                                                       3,425                199,787
                                                                              ------------           ------------

            TOTAL ASSETS                                                      $  1,047,609           $  5,288,881
                                                                              ============           ============













                   The accompanying notes are an integral part
                  of these consolidated financial statements.
                                   (Continued)

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                           SEPTEMBER 30, 2003 AND 2002

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  2003                   2002
                                                                              -------------          --------

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                                    $      160,009          $     169,207
    Accounts Payable - Related Parties                                               96,632                105,091
    Note Payable - Note 2                                                           250,000                250,000
    Notes Payable - Related Parties - Note 2                                         81,945                276,798
                                                                              -------------          -------------

            TOTAL CURRENT LIABILITIES                                               588,586                801,096
                                                                              -------------          -------------

COMMITMENTS AND CONTENGENCIES - Note 7                                                    -                      -

STOCKHOLDERS' EQUITY - Note 8
    Common Stock, $.002 par value, 500,000,000 Shares
        Authorized, 45,071,402 and 43,518,036 Shares Issued
            and Outstanding, respectively                                            90,143                 87,036
    Additional Paid-In Capital                                                   46,206,836             46,046,307
    Retained Deficit                                                            (40,817,956)           (36,457,577)
    Unrealized Loss on Securities
        Available-for-Sale - Note 10                                             (5,020,000)            (4,920,000)
    Treasury Stock - 9,357,968 Shares, at Cost                                            -               (267,981)
                                                                              -------------          -------------

            TOTAL STOCKHOLDERS' EQUITY                                              459,023              4,487,785
                                                                              -------------          -------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                         $    1,047,609          $   5,288,881
                                                                              =============          =============












                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                                 2003                     2002
                                                                             --------------           --------

REVENUE - Oil and Gas Sales                                                  $      152,752           $    108,580
                                                                             --------------           ------------

COST OF REVENUE
     Lease Operating                                                                228,448                246,162
     Production Taxes                                                                 7,072                  5,039
     Depreciation, Depletion and Amortization                                        18,313                 11,727
                                                                             --------------           ------------

         TOTAL COST OF REVENUES                                                     253,833                262,928
                                                                             --------------           ------------

            GROSS LOSS                                                             (101,081)              (154,348)
                                                                             --------------           ------------

EXPENSES
     General and Administrative                                                   2,358,379              1,509,110
     Interest Expense                                                                37,347                585,352
                                                                             --------------           ------------

         TOTAL EXPENSES                                                           2,395,726              2,094,462
                                                                             --------------           ------------

           LOSS BEFORE OTHER INCOME
(EXPENSES),INCOME TAXES AND
                 DISCONTINUED OPERATIONS                                         (2,496,807)            (2,248,810)

OTHER INCOME (EXPENSES)
     Other Income                                                                    25,000                      -
     Liability Settlement                                                            11,428                 39,252
     Loss on Disposal of Assets                                                  (1,900,000)                     -
                                                                             --------------           ------------

           LOSS BEFORE INCOME TAXES
                 AND DISCONTINUED OPERATIONS                                     (4,360,379)            (2,209,558)

INCOME TAXES- Note 4                                                                      -                      -
                                                                             --------------           ------------

           NET LOSS FROM CONTINUING
                 OPERATIONS                                                      (4,360,379)            (2,209,558)

DISCONTINUED OPERATIONS - Note 12
     Loss on Disposal of Discontinued Operations                                          -               (121,200)
                                                                             --------------           --------------

           NET LOSS                                                          $   (4,360,379)          $ (2,330,758)
                                                                             ==============           ==============



                                   (Continued)
                                       F-5

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Continued)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                 2003                   2002
                                                                              -------------          -------

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                                        46,000,833             21,730,344
                                                                              ===========            ===========

NET (LOSS) INCOME PER SHARE:
     Continuing Operations                                                    $        (.09)         $        (.10)
     Discontinued Operations                                                           (.00)                  (.01)
                                                                              -------------          -------------

         TOTAL LOSS PER SHARE                                                 $        (.09)         $        (.11)
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

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                            Common Stock         Additional                 Unrealized
                                        ------------------
                                     Number of                   Paid-In       Treasury    Loss on       Retained
                                      Shares        Amount       Capital       Shares      Securities     (Deficit)        Total
                                     ---------     ----------    -----------  ---------    -----------    ---------       ---------


BALANCE, SEPTEMBER 30, 2001, as
   Originally Reported                423,036      $    8,461    $33,753,508  $         -  $         -   $(34,126,819)  $  (364,850)


   Change Par Value Of Common
Stock From $.02 to $.002 - Note 1          -           (7,615)         7,615            -            -              -             -
                                      -------        --------     ---------     ---------    ---------    -----------     ---------


BALANCE, SEPTEMBER 30, 2001,
   As Restated                        423,036             846     33,761,123            -            -    (34,126,819)     (364,850)


   Issuance of Options for                  -               -      1,634,950            -            -              -     1,634,950
        Services
   Issuance of Shares for          13,595,000          27,190      1,605,310            -            -              -     1,632,500
        Services
   Issuance of Shares for
    Settlement Of Debt             25,500,000          51,000      1,224,000            -            -              -     1,275,000

   Issuance of Shares for
        Acquisition of              2,000,000           4,000      1,996,000            -            -              -     2,000,000
        Oil & Gas Property
   Investment in Career Worth,Inc.  2,000,000           4,000      5,016,000            -            -              -     5,020,000
   Purchase of 10,000,000
        Treasury Shares                     -               -             -      (286,366)           -              -      (286,366)

   Sale of 642,032 Treasury                 -               -        192,250       18,385            -              -       210,635
        Shares
   Contribution of Employee
        Compensation                        -               -        616,674            -            -              -       616,674

COMPREHENSIVE LOSS, Net of Tax

   Net Loss                                 -               -             -             -            -     (2,330,758)   (2,330,758)

   Unrealized Loss on Securities
    Available-for-Sale                      -               -             -             -   (4,920,000)             -    (4,920,000)

   Total Comprehensive Loss                 -               -             -             -            -              -    (7,250,758)
                                   ----------      ----------      --------     ---------    ---------    -----------    -----------


BALANCE, SEPTEMBER 30, 2002        43,518,036          87,036     46,046,307     (267,981)  (4,920,000)   (36,457,577)    4,487,785


   Sale of Shares                   3,553,366           7,107        168,908            -            -              -       176,015
   Shares Acquired in Disposal
of Oil & Gas Property - Note 11    (2,000,000)         (4,000)       (96,000)           -            -              -      (100,000)

   Sale of 9,357,968 Treasury              -                -         87,621      267,981            -              -       355,602
       Shares

COMPREHENSIVE LOSS, Net of Tax
   Net Loss                                -                -             -             -            -     (4,360,379)   (4,360,379)

   Unrealized Loss on Securities
     Available-for-Sale                    -                -             -             -     (100,000)             -      (100,000)
                                                                                                                         ----------

   Total Comprehensive Loss                -                -             -             -            -              -    (4,460,379)
                                   ----------       ---------      --------    ----------    ---------    -----------    ----------


BALANCE, SEPTEMBER 30, 2003        45,071,402      $   90,143    $46,206,836  $         -  $(5,020,000) $ (40,817,956)  $   459,023
                                   ==========       =========    ===========   ==========   ==========   ============    ===========







                 The accompanying notes are an integral part of
                    these consolidated financial statements.
                                       F-7

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                             STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002



                                                                                  2003                   2002
                                                                              --------------         -------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (Loss)                                                               $  (4,360,379)         $  (2,330,758)
     Adjustments to Reconcile Net (Loss) to Net Cash
         From Operating Activities
             Interest Expense                                                             -                553,474
             Depreciation, Depletion and Amortization                                20,584                 12,103
             Issuance of Shares for Services and
                Liability Settlements                                                     -              1,036,656
             Prepaid Consulting                                                   2,128,044                      -
             Loss on Disposal of Assets                                           1,900,000                      -
     Changes in Operating Assets and Liabilities
             Accounts Payable - Related Parties                                      (8,459)               288,867
             Accounts Payable and Accrued Expenses                                   (9,198)               192,604
             Other Assets                                                             2,612                      -
             Cash Overdraft                                                               -                 (5,426)
                                                                              -------------          -------------

                  NET CASH (USED) IN
                     CONTINUING OPERATIONS                                         (326,796)              (252,480)
                                                                              -------------          -------------

                  NET CASH PROVIDED BY
                     DISCONTINUED OPERATIONS                                              -                 66,143
                                                                              -------------          -------------

                  NET CASH (USED) IN
                     OPERATING ACTIVITIES                                          (326,796)              (186,337)
                                                                              -------------          -------------

CASH FLOW FROM INVESTING ACTIVITIES
             Purchase of Equipment                                                   (5,649)                (3,653)
                                                                              -------------          -------------

                  NET CASH (USED) BY
                     INVESTING ACTIVITIES                                            (5,649)                (3,653)
                                                                              -------------          -------------







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   (Continued)
                                       F-8

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                             STATEMENT OF CASH FLOWS
                                   (Continued)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                   2003                   2002
                                                                                -----------            -------

CASH FLOW FROM FINANCING ACTIVITIES
             Loan Proceeds - Related Party                                    $      48,500          $           -
             Repayments of Borrowings -Related Parties                             (243,353)                (9,568)
             Proceeds From Sale of Common Stock                                     176,015                      -
             Proceeds from Sale of Treasury Shares                                  355,602                210,635
                                                                              -------------          -------------
                  NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                                           336,764                201,067
                                                                              -------------          -------------

NET INCREASE IN CASH                                                                  4,319                 11,077

CASH AT BEGINNING OF PERIOD                                                          11,077                      -
                                                                              -------------          -------------

CASH AT END OF YEAR                                                           $      15,396          $      11,077
                                                                              =============          =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
     INFORMATION
             Cash Paid During the Period For:
                Interest                                                      $       8,665          $       5,125
                                                                              =============          =============
                Income Taxes                                                  $           -          $           -
                                                                              =============          =============

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
             Purchase of Oil and Gas Properties                               $           -          $  (2,000,000)
             Investment in Securities Available-For-Sale                            100,000               (100,000)
             Reduction in Accounts Payable and
                Accrued Expenses                                                          -               (419,594)
             Issuance of Common Stock                                                     -              9,972,320
             Contribution of Wages to Capital                                             -                414,174
             Unrealized Loss on Securities Available-For-Sale                      (100,000)            (4,920,000)
             Acquisition of Treasury Shares                                               -               (286,366)
             Increase in Related Party Note Payable                                       -                286,366
             Decrease in Accounts Payable - Related Party                                 -               (695,106)
             Decrease in Related Party Note Payable                                       -                (30,000)
             Increase in Prepaid Consulting                                               -             (2,221,794)
             Disposal of Oil and Gas Property                                       100,000                      -
             Shares Acquired in Disposal of Oil and
                Gas Property                                                       (100,000)                     -
             Reduce Par Value of Common Stock                                      (783,324)                     -
             Increase Paid -in - Capital for Change in
                Par Value of Common Stock                                           783,324                      -
                                                                              -------------          -------------

                                                                              $           -          $           -
                                                                              =============          =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.
                                       F-9

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is engaged primarily in the acquisition, development and exploration for and sale of oil and gas in the state of Texas.

Basis of Consolidation

The consolidated financial statements include the accounts of Matrix Energy Services Corporation (formerly Power Exploration, Inc.) and its 100% owned subsidiaries, Spartan Resources Partners, G.P. ("Spartan"), Power Drilling Services, Inc., ("PDS", formerly Oil Retrieval Systems, Inc.) and Power Operating, Inc. ("POI", formerly Oil Seeps, Inc.) Accordingly, all references herein to the "Company" include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. PDS and POI ceased operations during 2002 and were not a part of the consolidation for the year ended September 30, 2003.

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

                           SEPTEMBER 30, 2003 AND 2002


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

Depreciation and Amortization

Office equipment is stated at cost and is depreciated using the straight-line method over their estimated useful lives of five (5) years. Office equipment and accumulated depreciation for the years ended September 30, 2003 and 2002 are:

                                            2002               2003
                                          ---------          ---------
     Office Equipment Costs               $10,676            $ 5,027
     Accumulated Depreciation              (3,540)            (1,269)
                                          --------           --------

                                          $ 7,136            $ 3,758
                                          =======            =======

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

Long - Lived Assets

Long - lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets, and long - lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Financial Statement Presentation

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

                                   (Continued)
                                      F-11

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002


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

Stock-Based Compensation

In October 1999, the Company adopted its 1999 Stock Benefit Plan ("Plan") under which officers, employees, and individuals who management perceives to have contributed to the success of the Company may be granted shares of common stock or options to purchase common stock at a price determined by the administrators of the Plan. The maximum number of shares of the Company's common stock available for issuance under the Plan was 4,000,000. As of September 30, 2003, the number of shares available for future grants under the Plan was 1,780,000. The Company accounts for the issuance of these stocks and options pursuant to the guidance set forth in Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) using the fair value method. There were no shares issued from this Plan for the years ending September 30, 2003 and 2002. As of September 30, 2003, there were no stock options outstanding under this plan.

In June 2002, the Company adopted its 2002 Stock Benefit Plan ("2002 Plan") under which officers, employees, and individuals who management perceives to have contributed to the success of the Company may be granted shares of common stock or options to purchase common stock at a price determined by the administrators of the 2002 Plan. The maximum number of shares of the Company's common stock available for issuance under the Plan was 3,000,000. As of September 30, 2003, the number of shares available for future grants under the plan was 254,050. The Company accounts for the issuance of these stocks and options pursuant to the guidelines set forth in Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) using the fair value method. The Company recorded $2,745,950 in expenses related to the issuance of shares in the 2002 Plan for the year ended September 30, 2002.

Stock Options

During the year ended September 30, 2002, the Company authorized the granting of options covering a total of 5,700,000 shares of the Company's common stock to certain consultants of the Company. These options were valued on their grant date using the Black-Scholes option-pricing model of $.28683 per share or $1,634,950. These options were not exercised and expired on June 7, 2003. There were no outstanding stock options at September 30, 2003.

                                   (Continued)
                                      F-12

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Stock Options (Continued)
       ------------------------

A summary of the Company's outstanding stock option transactions is as follows:

                                                                                 Year Ended September 30,
                                                                  --------------------------------------------------------
                                                                           2003                          2002
                                                                  ---------------------------   --------------------------
                                                                                   Weighted                     Weighted
                                                                                   Average                      Average
                                                                                   Exercise                     Exercise
                                                                      Shares         Price         Shares         Price
                                                                    ----------     -----------    ----------     -------
     Outstanding at Beginning of Year                                 5,700,000     $      -              -     $      -
       Granted                                                                -            -      1,900,000          .50
       Forfeited                                                     (5,700,000)           -              -            -
                                                                     -----------     -------      ---------     --------

     Outstanding at December 16, 2001                                         -            -      1,900,000          .50

     Effect of 3 for 1 Stock Split on
       June 17, 2002                                                          -            -             x3           /3
                                                                     -----------     --------      ---------     --------

     Outstanding at End of Year After Giving
       Effect to 3 for 1 Stock Split                                          -     $      -      5,700,000     $    .16
                                                                     ===========     ========      =========      =======

     Options Exercisable at End of Year                                       -     $      -      5,700,000     $    .16
                                                                     ===========     ========      =========      =======

     Weighted Average Fair Value of Options
       Granted During the Year                                              N/A                   $  .28683
                                                                     ===========                   =========



The weighted average remaining contractual life of these options was .75 years in 2002. The exercise price of outstanding options was $.16 as of September 30, 2002.

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

                           SEPTEMBER 30, 2003 AND 2002


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

Net (Loss) Per Share of Common Stock

Per share amounts have been computed based on the weighted average number of common shares outstanding during the period. Potential common stock has been excluded from the computation of earnings per share since the inclusion of options and warrants would be anti-dilutive.

On November 4, 2002, the Company authorized, approved and adopted an amendment to its Articles of Incorporation to increase the authorized shares of common stock from 50,000,000 shares to 500,000,000 shares and to change the par value of its common stock from $.02 to $.002 per common share. The change in par value has been reflected as a retroactive change in the statement of stockholders' equity as of September 30, 2001 and all subsequent transactions have been restated to reflect this change in par value.

On June 17, 2002, the Company's Board of Directors authorized a 3-for-1 stock split of its $.02 par value common stock effective on that day. Accordingly, all references to the number of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

Stockholders' equity reflects the stock split by reclassifying from "Common Stock" to "Additional Paid - In Capital" an amount equal to the par value of the shares split. All fractional shares are being rounded up. The effect on the weighted average common shares outstanding at September 30, 2002 are as follows:

                                                                  September 30,
                                                                      2002

  Weighted Average Number of Common Shares
     Outstanding Prior to Stock Split                                 7,243,448

  3-For-1 Stock Split                                                14,486,896
                                                                     ----------

  Weighted Average Number of Common Shares
     Outstanding Subsequent to Stock Split                           21,730,344
                                                                     ==========
                                      F-14

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

NOTE 2:  NOTES PAYABLE

Notes payable at September 30, 2003 and 2002 consist of the following:


                                                                                  2003                   2002
                                                                               -----------            -----------

     a) Note Payable - Business Exchange Investments, Inc.                     $  250,000             $  250,000
                                                                                ----------             ---------

     b) Note Payable - Related Party                                               33,445                276,798
     c) Note Payable - Related Party                                               48,500                      -
                                                                                ---------              ---------

                                                                                   81,945                276,798
                                                                                ----------             ---------

                                                                               $  331,945             $  526,798
                                                                                =========              =========


         a) The Company is indebted to Business Exchange Investment, Inc. under terms of a promissory note dated September 15, 1998. Terms of the note provide for interest at a rate of 10% per annum with an extended maturity date of September 15, 2004. The note is collateralized by 100% of the shares of POI.

         b) The Company is indebted to MOROIL, Inc. under the terms of a promissory note dated July 16, 2002, in the amount of $33,445. Terms of the note provide for an interest rate of 5% per annum, with an extended maturity date of September 1, 2004.

         c) The Company is indebted to Peric Consulting, LLC, which is managed by the Chief Financial Officer, under the terms of a promissory note dated March 15, 2003, in the amount of $48,500. Terms of the note provided for an interest rate of 6% per annum with a maturity date of March 15, 2004.

NOTE 3:  WARRANTS

As of September 30, 2002 there were 1,750 outstanding warrants to purchase 1,750 shares of the Company's common stock at prices ranging from $1.00 to $2.50. No warrants were exercised during the year ended September 30, 2003 and as of that date, all warrants had expired.








                                   (Continued)
                                      F-15

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

NOTE 4:  INCOME TAXES

The components of the provision for income taxes is as follows:

                                                                                        September 30,
                                                                                 ------------------------
                                                                                    2003                  2002
                                                                                 ----------             ------
     Current Tax Expense
         U.S. Federal                                                            $       -              $       -
         State and Local                                                                 -                      -
                                                                                 ---------              ---------

             Total Current                                                       $       -              $       -
                                                                                 ---------              ---------

     Deferred Tax Expense
         U.S. Federal                                                            $       -              $       -
         State and Local                                                                 -                      -
                                                                                 ---------              ---------

             Total Deferred                                                      $       -              $       -
                                                                                 ---------              ---------

             Total Tax Provision from
                Continuing Operations                                            $       -              $       -
                                                                                 =========              =========


The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:


                                                                                    2001                   2000
                                                                                 ----------             -------

     Federal Income Tax Rate                                                        (34.0)%                (34.0)%
     Deferred Tax Charge (Credit)                                                       -                      -
     Effect of Valuation Allowance                                                   34.0 %                 34.0 %
     State Income Tax, Net of Federal Benefit                                           -                      -
                                                                                 ----------             ----------

     Effective Income Tax Rate                                                        0.0 %                  0.0 %
                                                                                 ==========             ==========

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

NOTE 4:  INCOME TAXES (Continued)

At September 30, 2003, the Company had net carryforward losses of approximately $31,739,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carryforward.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                                                                    September 30,
                                                                              ------------------------------------
                                                                                 2003                   2002
                                                                              -------------          -------------
     Deferred Tax Assets:
         Loss Carryforwards                                                   $  10,791,000          $   8,790,000
         Exploration Costs                                                          (23,000)               (23,000)
         Depreciation                                                               (29,000)               (29,000)
         Impairment Loss                                                          2,671,000              2,671,000
                                                                               -------------          -------------

                Net Tax Assets                                                   13,410,000             11,409,000
             Less: Valuation Allowance                                          (13,410,000)           (11,409,000)
                                                                               ------------           ------------

                Net Deferred Tax Assets                                       $           -          $           -
                                                                              =============          =============


Net tax operating loss carryforwards expire in 2004 through 2023 as follows:


                         September 30,
                             2004                              $     18,000
                             2005                                     5,000
                             2007                                    65,000
                             2009                                    16,000
                             2010                                     3,000
                             2011                                    28,000
                             2012                                   303,000
                             2018                                 2,329,000
                             2019                                 3,901,000
                             2020                                17,612,000
                             2021                                   772,000
                             2022                                 2,330,000
                             2023                                 4,357,000
                                                                 ------------

                                                               $ 31,739,000

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

NOTE 5:  RELATED PARTY TRANSACTIONS

During the year ended September 30, 2003:

       a) Rife Oil Properties, Inc. (Rife), a company owned by a Director is the operator of all oil and gas leases owned by the Company. For the year ended September 30, 2003, Rife charged the Company $228,448 for operating the Company's oil and gas wells.

       b) The Company renewed its note payable to MOROIL, Inc., a company owned by a Director. The original loan in the amount of $286,366 was used to purchase 10,000,000 treasury shares. At September 30, 2003 the balance of the note was $33,445 including accrued interest of $779. Interest expense on this note was $4,947 for the year ended September 30, 2003.

       c) A limited liability company managed by the Company's Chief Financial Officer loaned Spartan $48,500 at 6% interest due March 15, 2004. Interest expense on this note was $4,165 for the year ended September 30, 2003.

       d) The Company leases its office space from M.O. Rife, III Trust A, a Company owned by a Director. Rental expense for the year ended September 30, 2003 was $36,000.

       e) The following amounts were either due to various related parties at September 30, 2003:

                                                                   Net
                                                                   Accounts
                                                                   Payable
                                                                   -------------
                Rife Oil Properties, Inc.                          $    20,307
                M.O. Rife, III Trust A                                  24,000
                MOROIL, Inc.                                            46,000
                Matrix Drilling                                          6,325
                                                                   -----------

                                                                   $    96,632

During the year ended September 30, 2002:

       a) The Company issued 1,250,000 shares of its common stock to a consulting firm of a former Chief Financial Officer for consulting services. The value of the shares was $62,500.

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

       c) The Company, through issuance of a note payable in the amount of $286,366, purchased 10,000,000 shares of its common stock from MOROIL, Inc., a company owned by a Director. Interest expense on this note was in $2,932 for the year ended September 30, 2002. The balance of the note was $276,798 at September 30, 2002.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002


NOTE 5:  RELATED PARTY TRANSACTIONS (Continued)


       d) Rife Oil Properties, Inc., a company owned by a Director, is the operator of all oil and gas leases owned by the Company. For the year ended September 30, 2002, Rife charged the Company $246,162 for operating the Company's oil and gas wells.

       e) The Company leases its office space from M.O. Rife, III Trust A, a company owned by a Director. Rental expense for the year ended September 30, 2002 was $37,300.

       f) The following amounts were either due to or due from various related parties at September 30, 2002:

                                                                    Accounts
                                                                    Payable

                Rife Oil Properties                                 $    71,974
                M.O. Rife III Trust A                                    15,364
                Nepal Consulting, Inc.                                   11,428
                Matrix Drilling                                           6,325
                                                                   -------------

                                                                    $   105,191


NOTE 6:  CONSULTING AGREEMENTS

During the year ended September 30, 2002, the Company issued 13,550,000 shares of its common stock valued at $1,623,500 and 5,700,000 options to purchase the Company's common stock valued at $1,634,950 in payment of various consulting services. The shares of common stock were valued at the quoted market price on the day the issuance of stock was authorized. The options were valued using the Black-Scholes option-pricing model on the grant date. Included in the $3,258,450 of consulting fees was $2,221,794 recorded as prepaid consulting fees for future services through March 1, 2004. These prepaid consulting fees have been amortized and charged to expense during the years ended September 30, 2003 and 2002, in the amounts of $2,128,044 and $842,906, respectively, leaving a prepaid consulting balance of $93,750 at September 30, 2003.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002


NOTE 7:  COMMITMENTS AND CONTINGENCIES

For the years ended September 30, 2003 and 2002, the Company expensed $2,297 and $15,964 in equipment rental fees, respectively. As of September 30, 2003, the Company had no future commitments on non-cancelable operating leases.

The Company has pledged 100% of the shares of Power Operating, Inc. (formerly, Oil Seeps, Inc.), a wholly owned subsidiary, as collateral for a $250,000 promissory note due on September 15, 2004.

The Company carries no general liability insurance.


NOTE 8:  SUPPLEMENTAL DISCLOSURE OF COMMON STOCK ACTIVITIES

During the year ended September 30, 2003, the Company's common stock transactions included:


                                                                                   Number of
                            Reason For Issuance                                      Shares                  Fair Value
                ----------------------------------                              ---------------            -----------------
                Sale of Common Stock                                                  3,553,366            $     176,015
                Sale of Treasury Shares                                               9,357,968                   87,622
                Shares Acquired in Disposal of an
                   Oil & Gas Property                                                (2,000,000)                (100,000)
                                                                                  -------------             -------------

                                                                                     10,911,334            $    (163,637)
                                                                                  =============             =============



During the year ended September 30, 2002, the Company issued the following shares of its common stock:


                                                                                   Number of
                            Reason For Issuance                                      Shares                    Value
                ---------------------------------------------                     --------------           --------------

                Acquisition of Oil and Gas Properties                                 2,000,000            $    2,000,000
                Investment in Career Worth, Inc.                                      2,000,000                 5,020,000
                Compensation for Consulting Services and Fees                        13,595,000                 1,632,500
                Settlement of Related Party Debts                                    25,500,000                 1,275,000
                Sale of Treasury Shares                                                 642,032                   210,635
                                                                                     ----------              ------------

                                                                                     43,737,032            $   10,138,135
                                                                                     ==========            ==============


The fair value of the shares issued was determined by using the reported trading value on the date of issue.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002


NOTE 9:  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of September 30, 2003, the Company has a working capital deficit, net of prepaid charges, of $573,190 and an accumulated deficit of $40,817,956. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital deficit or any type of drilling program. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.


NOTE 10: INVESTMENT IN MARKETABLE SECURITIES

At September 30, 2003, marketable securities were comprised of 2,000,000 shares of U.S. Home Properties, Inc.'s (formerly Career Worth, Inc.) equity securities classified as available-for-sale. Marketable securities considered available-for-sale are recorded in the financial statements at fair market value, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The corresponding unrealized gain or loss in the fair market value in relation to cost is accounted for as a separate item in the stockholders' equity section of the balance sheet.

Following are the market value, original cost, and unrealized loss on marketable securities available for sale as of September 30, 2003.

                                              Market                              Unrealized
                                               Value                Cost            (Loss)
                                         -----------------         ----------      ---------

 U.S. Home Properties, Inc.
   (formerly Career Worth, Inc.)           $           -         $ 5,020,000       $(5,020,000)
                                           =============         ===========       ===========

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002


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

                                                                                        September 30,
                                                                               ------------------------------------
                                                                                  2003                   2002
                                                                               ------------           -------------
     Capitalized Costs Relating to Oil and Gas
       Producing Activities at September 30:
         Proved Oil and Gas Properties                                         $  1,000,000           $  1,000,000
         Unproved Oil and Gas Properties                                                  -              2,000,000
         Less: Accumulated Amortization and Impairment                              (72,098)               (53,785)
                                                                               ------------           ------------

             Net Capitalized Costs                                             $    927,902           $  2,946,215
                                                                               ============           ============

     Costs Incurred in Oil and Gas Producing Activities for
       the Year Ended September 30,
         Property Acquisition Costs:
             Proved                                                            $          -           $          -
                                                                               ------------           ------------

     Results of Operations for Oil and Gas Producing
Activities for the Years Ended September 30,
         Oil and Gas Sales                                                     $    152,752           $    108,580
         Production (Lifting) Costs and Production Taxes                           (235,520)              (251,201)
         Amortization Expenses                                                      (18,313)               (11,727)
                                                                               ------------           ------------

                  Net Loss                                                         (101,081)              (154,348)

     Income Taxes                                                                         -                      -
                                                                               ------------           ------------

     Results of Operations for Oil and Gas Producing
       Activities (excluding corporate overhead and
       financing costs)                                                        $   (101,081)          $   (154,348)
                                                                               ============           ============


Due to the Company's failure to develop the BLM lease acreage acquired in 2002,
J. Rags Properties, LLC, ("Rags") the previous owner of the lease acreage, requested that the Company return the lease acreage to Rags' ownership in exchange for cancellation of the 2,000,000 shares of the Company's stock issued in 2002. The difference in the fair value of the 2,000,000 shares of common stock at the acquisition and disposal dates was $1,900,000 and this amount has been recognized as a loss on disposal of assets at September 30, 2003. The Company could not develop the lease acreage because of its inability to secure adequate financing, due in part to problems encountered in securing a natural gas pipeline connection.

                                   (Continued)
                                      F-22

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

NOTE 11: SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED) (CONTINUED)

The following summarizes reserve information and related standardized measure of discontinued future net cash flows for the year ended September 30, 2001, the last time the Company had a report prepared by an independent professional:

          Proved Developed and Undeveloped Reserves      16,381,700   bbls

          Proved Developed Reserves                         320,100   bbls

          Undiscounted Future Development Costs        $ 36,000,000
                                                       ============

          Standardized Measure of Discontinued
            Future Net Cash Flows Relating to
            Proved Oil and Gas Revenues                $ 38,243,165
                                                       ============


The Company's total investment in its oil and gas leases was $8,856,890 at the time the report was prepared. The oil and gas leases were being held by production; however, the lease operating expenses were exceeding the oil and gas revenue and have exceeded revenue in all years since 2001.

As of September 30, 2001, the Company's management determined that its investment in oil and gas leases was impaired due to its inability to earn a profit on the operations of the leases and to raise the estimated $36,000,000 required to fully develop the leases. As a result, pursuant to FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", as of September 30 ,2001, the Company recognized a loss on impairment of long-lived assets of $7,856,890. The loss recognized was determined by the Company's management based on an estimation of the value of the leases if a sale was made to an unrelated third party in an arms length transaction.

To further reduce that value of the leases, the Company's management has continued to recognize deprecation, depletion and amortization based on the yearly oil production as compared to estimate proved developed reserves as of September 30, 2001. Management believes that the reduction in value of the leases is appropriate in light of the reduction in proved developed reserves. The depreciation, depletion and amortization recognized as expense was $18,313 and $11,727 for the years ended September 30, 2003 and 2002, respectively.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

               (FORMERLY POWER EXPLORATION, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

NOTE 12:  DISCONTINUED OPERATIONS

In 2000, the Company's management determined that the operations of Power Drilling Services, Inc. (formerly Oil Retrieval Systems, Inc.) were no longer viable; therefore, the manufacturer of oil and gas construction equipment ceased. The Company disposed of all of the net assets of PDS during the year ended September 30, 2002. The net assets of the discontinued operations were as follows:

                                                                 2002

        Net Current Assets                                       $       -
        Net Property and Equipment                                       -
        Other Assets                                                     -
        Net Liabilities                                                  -
                                                                 ---------

        Net Asset of Discontinued Operations                     $       -
                                                                 =========


The results of discontinued operations for the years ended September 30, 2002, were as follows:

                                                                 2002

         Pre Tax Income                                          $       -
         Provisions for Income Tax                                       -
                                                                 ---------

         Income from Operations of Discontinued
             Operations - Net of Tax                                     -
         (Income) Loss on Disposal of Discontinued
             Operations - Net of Tax                               121,200
                                                                 ---------

         Total Discontinued Operations                           $ 121,200
                                                                 =========

                       CONSENT OF INDEPENDENT ACCOUNTANTS




We hereby consent to the incorporation of our report dated December 12, 2003, which is incorporated in this Annual Report on Form 10-K.



/s/ Killman, Murrell & Co., P.C.
--------------------------------
Killman, Murrell & Co., P.C.

January 13, 2004

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Issuer has a 3-person board of directors, all of which positions are currently filled. The Directors and Executive Officers of the Issuer, their ages and present positions held with the Issuer are:

NAME                               AGE    POSITION HELD

M. O. Trey Rife III                63     Chairman of the Board & Director
Joe Bill Bennett                   56     Chief Executive Officer & Director
Mark S. Zouvas                     41     Chief Financial Officer & Director

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

Mark S. Zouvas, Chief Financial Officer, Director. Mr. Zouvas was re-elected to the Company's Board of Directors on May 29, 2003. He currently serves as Chief

Financial Officer of the Company. Mr. Zouvas has previously held these positions with the Company, and in order to facilitate further financing efforts, the Board feels it requires his services. He will serve as a Director until the next regularly scheduled shareholder's meeting, or until his successor is elected and qualified. Mr. Zouvas has a BA from the University of California at Berkeley. As a staff auditor with Price Waterhouse, he performed services for clients in the banking and real estate industries. Mr. Zouvas has been involved in various venture capital transactions over the past fifteen years. Mr. Zouvas' primary responsibilities include fund raising, investor relations and corporate compliance. He brings an increased experience level to the corporate finance capability of the Company. His financial, accounting and banking experience are well founded and are a necessity in today's ever-changing markets both domestically and worldwide. Mr. Zouvas has had over fifteen years of experience in creating investment summaries and has raised over $50 million through debt and equity offerings. He has participated in various company presentations to the investment community, both domestically and abroad.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended September 30, 2003 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Joe Bill Bennett has served as Chief Executive Officer since 1999. He received no compensation during the fiscal year ended September 30, 2002. In the fiscal year ended September 30, 2003, he received $52,200 in compensation, paid in the form of salary, per diem and car allowance.

Mark S. Zouvas has served as Chief Financial Officer since his re-appointment in May of 2003 and has received no compensation for his services during the period ending September 30, 2003.

Compensation of Directors

M. O. Rife III, Chairman of the Board/Director since 1999 was not compensated for his services during the fiscal year ending September 30, 2002. For the year ended September 30, 2003, he was paid $2,250 as compensation for his services on the board of directors.

Joe Bill Bennett, CEO/Director since 1999, received no additional compensation for his services as a director for the years ending September 30, 2003 and 2002.

Mark S. Zouvas, CFO/Director since his re-appointment in May of 2003, received no compensation for his services as a director for the year ended September 30, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of January 9, 2004, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of January 9, 2004, there were 45,071,402 shares of Common Stock issued and outstanding.

                                                                   Amount and Nature of
      Title of Class         Name and Address of Beneficial        Beneficial Ownership         Percent of class
      --------------         -------------------------------       --------------------         ----------------
                                          Owner
                                          -----

       Common Stock                 Joe Bill Bennett                       2,664                     0.006%
    ($0.002) par value                5416 Birchman
                                  Fort Worth, TX 76107

       Common Stock                  M. O. Rife, III                       1,860                     0.004%
    ($0.002) par value                5601 El Campo
                                 Fort Worth, Texas 76107

       Common Stock                  Mark S. Zouvas                         456                      0.001%
    ($0.002) par value             5416 Birchman Ave.
                                  Fort Worth, TX 76107

       Common Stock         Directors and Executive Officers               4,980                      0.01%
    ($0.002) par value         as a Group (3 individuals)

       Common Stock                   MOROIL, Inc.                      15,740,000                    34.9%
    ($0.002) par value             5416 Birchman Ave.
                                  Fort Worth, TX 76107


       Common Stock                    Cede & Co.                        6,480,584                    14.4%
    ($.002) par value                  PO Box 222
                                  Bowling Green Station
                                   New York, NY 10274


       Common Stock                   Howard Pence                       4,209,000                     9.3%
    ($.002) par value               4612 Rockland Dr.
                                   Arlington, TX 76016


       Common Stock              Benchmark Equity Group                  3,113,073                    6.9%
    ($0.002) par value                 700 Gemini
                                  Houston, Texas 70058

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2003:

(a) Rife Oil Properties, Inc. ("Rife") is owned by the M. O. Rife III Trust A, which is controlled by M.O. Rife III, a Director of the Company. Rife is the operator of all oil and gas leases owned by the Company. For the year ended September 30, 2003, Rife charged the Company $228,448 for operating the Company's oil and gas wells.

(b) The Company, through issuance of a note payable in the amount of $286,366, purchased 10,000,000 shares of its treasury stock from MOROIL, Inc., a company owned by M.O. Rife III during the fiscal year ended September 30, 2002. The note was paid down during the fiscal year ended September 30, 2003 and was renewed September 1, 2003 in the amount of $33,445.

(c) The Company borrowed $48,500 from Peric Consulting, LLC, a company managed by Mark Zouvas, Chief Financial Officer and director of the Company, at an interest rate of 6% with a maturity date of March 15, 2004.

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

(b) Reports on Form 8-K. The Company filed 1 report on Form 8-K during the third quarter of the fiscal year ending September 30, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of January 2004.


                       Matrix Energy Services Corporation

                       Joe Bennett, President and Chief Executive Officer
                       ------------------------------------------------------



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature               Title                                  Date

/s/Joe Bill Bennett
---------------------
Joe Bill Bennett        Chief Executive Officer/Director       January 13, 2004


/s/Mark Zouvas
---------------------
Mark Zouvas             Chief Financial Officer/Director       January 13, 2004

                                INDEX TO EXHIBITS

-------------- -------- -------------------------------------------------------
Exhibit No.    Page     Description
               No.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
2.1            *        Plan of Reorganization  and Change of Situs by which
                        Titan Energy Corp., and Power Exploration, Inc. Changes
                        Its Place of Incorporation
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
2.2            *        Agreement and Plan of Merger Between Power  Exploration,
                        Inc. (Nevada) and Power  Exploration, Inc. (Colorado)
                        . August 1, 1998
-------------- -------- -------------------------------------------------------
2.3            *        Articles of  Incorporator.  Election of  Officers  and
                        Directors  of Power  Exploration,  Inc. (Nevada)
                        . May 31, 1998
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
2.4            *        Action  by  Incorporator.  Election  of  Officers  and
                        Directors  of Power  Exploration,  Inc.(Nevada)
                        . May 1998
-------------- -------- -------------------------------------------------------
-------------------------------------------------------------------------------
2.5            *        Special  Action by the Executive  Committee of Power
                        Exploration,  Inc. dated January 11, 1999
                        (Incorporated herein by reference from Exhibits to the
                        Company's Form 8-K field January 19, 1999).
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
3.1            *        Articles of Incorporation of Imperial Energy dated
                        October 31, 1979.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
3.2            *        Amendment to Articles of Incorporation dated June 26,
                        1984.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
3.3            *        Amendment to Articles of Incorporation dated September
                        25, 1996.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
3.4            *        Minutes of Special Shareholders Meeting Changing Name
                        to Oil Retrieval Systems,  Inc. dated May 14, 1997
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
3.5            *        Amendment to Articles of  Incorporation  dated June 15,
                        1997,  Changing  Name to Oil  Retrieval Systems, Inc.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
3.6            *        By Laws of the Corporation
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
3.7            *        Articles of Incorporation of Power Exploration, Inc.
                        (Nevada) dated May 14, 1998
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
3.8            *        By Laws of Power Exploration, Inc. (Nevada dated June 1,
                        1998
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.1           *        Acquisition  Agreement  dated  December 8, 1999 between
                        Power  Exploration,  Inc. and Rife Oil Properties,  Inc.
                        (Incorporated  herein by reference  from Exhibits to the
                        Company's  Form 8-K filed December 13, 1999).
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.2           *        Agreement to Extend Repayment  Obligation Between Power
                        Exploration,  Inc. and Trident III LLC dated May 1,
                        1999.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.3           *        Advisory  Agreement  entered into between  Power
                        Exploration,  Inc. and Ronald  Welborn  dated October
                        21, 1999.
-------------- -------- -------------------------------------------------------
-------------- -------- --------------------------------------------------------
10.4           **       Compromise  Settlement  Agreement  and Mutual  Release
                        dated  December 20, 1999 between  Power Exploration,
                        Inc. and Benchmark Equity Group,  Inc., Rife Oil
                        Properties,  Inc. and Jeffery W. Tomz.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.5           **       Compromise  Settlement  Agreement  and Mutual  Release
                        dated  December 20, 1999 between  Power Exploration,
                        Inc. and Trident III, LLC.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.6           **       Compromise  Settlement  Agreement  and Mutual  Release
                        dated  December 20, 1999 between  Power Exploration,
                        Inc. and Benchmark Equity Group, Inc.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.7           **       Purchase  Agreement  dated  December 20, 1999 between
                        Power  Exploration,  Inc. and  Benchmark Equity Group,
                        Inc.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.8           **       Purchase  Agreement  dated December 20, 1999 between
                        Power  Exploration,  Inc. and Trident III, LLC.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.9           *        Fee  Agreement for Legal  Services  between Power
                        Exploration,  Inc. and Richard  Surber dated
                        March 24, 2000.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.10          *        Contract for Financial Public Relations Services between
                        Power Exploration, Inc. and Interwest Associates dated
                        September 15, 2000.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.11          *        Advisory  Agreement  dated  September  21, 2000 between
                        Power  Exploration,  Inc and Howard A. Pence.

-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.12          *        Agreement  between Power  Exploration,  Inc. and Genesis
                        Capital Corp.  dated February 9, 2000, for the
                        acquisition of Lincoln Health Fund, Inc.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------

10.13          *        Agreement for Sale of Property  owned by Lincoln Health
                        Fund, Inc.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.14          *        Advisory  Agreement  entered into between  Power
                        Exploration,  Inc. and Ronald  Welborn  dated
                        December 8, 1999.
-------------- -------- -------------------------------------------------------
-------------- -------- --------------------------------------------------------
10.15          *        Advisory  Agreement  entered into between  Power
                        Exploration, Inc. and Allen Z. Wolfson dated
                        December 8, 1999.
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
10.16          *        Merger and Acquisition Agreement dated March 20, 2000
                        (Pepin Oil Company, Inc. Acquisition.
-------------- -------- -------------------------------------------------------
-------------- -------- --------------------------------------------------------
21.1           *        Subsidiaries of the Issuer
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
23             *        Consent of Auditor
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
27             *        Financial Data Schedule ACE
-------------- -------- -------------------------------------------------------
-------------- -------- -------------------------------------------------------
99.1           *        Oil Lease Information Per Industry Guide for Corsicana
                        Field Near Dallas, Texas
-------------- -------- -------------------------------------------------------
-------------- -------- --------------------------------------------------------
99.2           *        Oil Lease Information Per Industry Guide for Polk
                        County, Texas Leases
-------------- -------- -------------------------------------------------------

* Previously filed and incorporated herein by reference from the Form 10-KSB field January 14, 2000 by the Company.

** Previously filed and incorporated herein by reference from the Form 10-QSB field February 22, 2000 by the Company.