Form 10QSB
period 2003-12-31
MATRIX ENERGY SERVICES CORP
filed 2004-02-13
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the transition period from ________ to ___________.


                        Commission file number:000-09419
                                               ---------


                       MATRIX ENERGY SERVICES CORPORATION
------------------------------------------------------------------------------
                       (FORMERLY POWER EXPLORATION, INC.)
        (Exact name of small business issuer as specified in its charter)




     NEVADA                                            84-0811647
--------------------------------                     --------------
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

         The number of outstanding shares of the issuer's common stock, $0.002 par value (the only class of voting stock), as of December 31, 2003 was 45,071,402.

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATION..............................................9

ITEM 3.  CONTROLS AND PROCEDURES..............................................11

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................11

SIGNATURES....................................................................12

INDEX TO EXHIBITS.............................................................13

CERTIFICATIONS................................................................14

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                         December 31,            September 30,
                                                                            2003                    2003
                                                                       ---------------         ----------------
                                                                        (Unaudited)
CURRENT ASSETS
   Cash                                                                 $       1,557           $     15,396
   Prepaid Consulting                                                          37,500                 93,750
                                                                        -------------           ------------

          TOTAL CURRENT ASSETS                                                 39,057                109,146
                                                                        -------------           ------------

OIL AND GAS PROPERTIES, FULL
   COST METHOD                                                              1,000,000              1,000,000
   Less Accumulated Depreciation, Depletion
     and Amortization                                                         (76,925)               (72,098)
                                                                        -------------           ------------

          NET OIL AND GAS PROPERTIES                                          923,075                927,902
                                                                        -------------           ------------

OFFICE EQUIPMENT, Net of Accumulated
   Depreciation of $4,126 and $3,540                                            6,550                  7,136
                                                                        -------------           ------------

OTHER ASSETS
   Investments Available-For-Sale                                                   -                      -
   Other                                                                        3,425                  3,425
                                                                        -------------           ------------

          TOTAL OTHER ASSETS                                                    3,425                  3,425
                                                                        -------------           ------------

          TOTAL ASSETS                                                  $     972,107           $  1,047,609
                                                                        =============           ============















                           The accompanying note is an
            integral part of these consolidated financial statements.
                                   (Continued)

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            December 31,        September 30,
                                                                                 2003                2003
                                                                            --------------      ---------------
                                                                            (Unaudited)
CURRENT LIABILITIES
   Accounts Payable and Accrued Liabilities                                 $     173,497        $     160,009
   Accounts Payable - Related Party                                               143,536               96,632
   Note Payable                                                                   250,000              250,000
   Note Payable - Related Party                                                    82,358               81,945
                                                                            -------------        -------------

           TOTAL CURRENT LIABILITIES                                              649,391              588,586
                                                                            -------------        ------------

STOCKHOLDERS' EQUITY
   Common Stock, $.002 Par Value, 500,000,000
     Shares Authorized, 45,071,402 Shares
     Issued and Outstanding                                                        90,143               90,143
   Additional Paid-In-Capital                                                  46,206,836           46,206,836
   Retained Deficit                                                           (40,954,263)         (40,817,956)
                                                                                        -
   Unrealized Loss on Securities Available-
     For-Sale                                                                  (5,020,000)          (5,020,000)
                                                                            --------------        ------------

           TOTAL STOCKHOLDERS' EQUITY                                             322,716              459,023
                                                                            --------------        ------------

           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                           $     972,107        $   1,047,609
                                                                            ==============       =============















                  The accompanying note is an integral part of
                    these consolidated financial statements.
                                       F-2

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Three Months Ended        Three Months Ended
                                                                  December 31, 2003          December 31, 2002
                                                               ------------------------   -----------------------

REVENUE -Oil and Gas Sales                                           $       39,952           $       36,040
                                                                     --------------           --------------

COST OF REVENUE
   Lease Operating                                                           80,226                   44,465
   Production Taxes                                                           1,850                    1,669
   Depreciation, Depletion and Amortization                                   4,827                    3,865
                                                                     --------------           --------------

         TOTAL COST OF REVENUE                                               86,903                   49,999
                                                                     --------------           --------------

         GROSS LOSS                                                         (46,951)                 (13,959)
                                                                     --------------           --------------

EXPENSES
   General and Administrative                                                82,694                  823,232
   Interest Expense                                                           6,662                    9,297
                                                                     --------------           --------------

         TOTAL EXPENSES                                                      89,356                  832,529
                                                                     --------------           --------------

         (LOSS) BEFORE INCOME TAXES
            AND DISCONTINUED OPERATIONS                                    (136,307)                (846,488)

INCOME TAXES                                                                      -                        -
                                                                     --------------           --------------

         NET (LOSS) FROM CONTINUING
             OPERATIONS                                                    (136,307)                (846,488)
                                                                     --------------           --------------

DISCONTINUED OPERATIONS
   Gain on Disposal of Discontinued Operations                                    -                   17,559
                                                                     --------------           --------------

         NET LOSS                                                    $     (136,307)          $     (828,929)
                                                                     ==============           ==============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                     45,071,402               44,249,215
                                                                     ==============           ==============

(LOSS) PER SHARE                                                     $        (.00)           $        (.02)
                                                                     =============            ==============





                  The accompanying note is an integral part of
                    these consolidated financial statements.
                                      F - 3

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Three Months Ended         Three Months Ended
                                                                    December 31, 2003          December 31, 2002
                                                                   -----------------------    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss)                                                         $       (136,307)          $      (828,929)
   Adjustment to Reconcile Net (Loss) to Net Cash
     From Operating Activities
      Depreciation, Depletion and Amortization                                   5,413                     4,221
   Changes in Operating Assets and Liabilities
      Related Party Receivable/Payable                                          46,904                   (79,344)
      Prepaid and Other Assets                                                  56,250                   750,992
      Accounts Payable and Accrued Expenses                                     13,488                   (30,162)
                                                                      ----------------           ----------------

          NET CASH (USED) IN
            OPERATING ACTIVITIES                                               (14,252)                 (183,222)
                                                                      ----------------           ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in Related Party Note Payable                                          413                         -
   Repayment of Related Party Borrowings                                             -                  (106,752)
   Proceeds From Sale of Common Stock                                                -                   111,455
   Proceeds From Sale of Treasury Shares                                             -                   355,603
                                                                      ----------------           ---------------

          NET CASH PROVIDED BY
           FINANCING ACTIVITIES                                                    413                   360,306
                                                                      ----------------           ---------------

NET INCREASE (DECREASE) IN CASH                                                (13,839)                  177,084

CASH AT BEGINNING OF PERIOD                                                     15,396                    11,077
                                                                       ---------------           ---------------

CASH AT END OF PERIOD                                                 $          1,557           $       188,161
                                                                      ================           ===============










                  The accompanying note is an integral part of
                    these consolidated financial statements.

                                   (Continued)

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                   Three Months Ended        Three Months Ended
                                                                    December 31, 2003          December 31, 2002
                                                                   -----------------------    -----------------------


SUPPLEMENTAL SCHEDULE OF CASH FLOW
  INFORMATION
   Cash Paid During the Year For:
   Interest                                                            $         1,500           $         3,064
                                                                       ===============           ===============
   Income Taxes                                                        $             -           $             -
                                                                       ===============           ===============

SUPPLEMETAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
    Unrealized Loss on Securities
      Available-For-Sale                                               $             -           $        80,000
    Decrease in Investment Available-For-Sale                                        -                   (80,000)
    Decrease in Par Value of Common Stock                                            -                  (826,843)
    Increase in Additional Paid-In-Capital Due
      To Decrease in Par Value of Common Stock                                       -                   826,843
                                                                       ---------------           ---------------

                                                                       $             -           $             -
                                                                       ===============           ===============





















                  The accompanying note is an integral part of
                    these consolidated financial statements.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES


                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Matrix Energy Services Corporation for the year ended September 30, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

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

Forward Looking Statements

The information herein contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the ability of Matrix Energy Services Corporation ("Matrix") to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although Matrix believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in the Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Matrix or any other person that the objectives and plans of Matrix will be achieved.

General

During the first quarter of Fiscal 2004, Matrix Energy Services Corporation and its subsidiaries (hereinafter "Matrix" unless the context indicates otherwise) continued to pursue capital financing alternatives and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of Matrix should be read in conjunction with the consolidated financial statements of Matrix and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

Gross revenues for the three months ended December 31, 2003, were 39,952 compared to 36,040 for the same period in 2002, an 11% increase in revenues for the respective period in 2002. The gross revenues for the three months ended December 31, 2003, were higher than the comparable quarter in 2002 due to an increase in oil prices.

Costs and Expenses

Cost of revenues for the three months ended December 31, 2003, were $86,903 compared to $49,999 for the same period in 2002. The increase in the cost of revenues is primarily due to a timing difference where some lease operating expenses, such as insurance and property taxes, that were recorded in the 1st quarter of the current fiscal year had been recorded in the 2nd quarter of the previous fiscal year. There was also an increase in equipment repair and maintenance costs compared to the same three-month period in 2002.

Interest and general and administrative expenses were $89,356 for the three months ended December 31, 2003 compared to $832,529 for the same period in 2002. The primary reason for the decrease was a significant decrease in consulting fees amortized from prepaid consulting by the Company. Consulting fees were $56,250 for the three months ended December 31, 2003 versus $767,525 for the same period in 2002.

Gross Loss

Gross losses for the three months ended December 31, 2003, were $46,951 compared to $13,959 for the same period in 2002. This increase was a result of increased lease operating expenses as discussed above.

Net losses for the three months ended December 31, 2003, were $136,307 compared to $846,488 for the same period in 2002. The losses in 2003 were significantly smaller than in 2002 due to the decrease in amortization of prepaid consulting in 2003.

Liquidity and Capital Resources

At December 31, 2003, the Company had current assets net of prepaid consulting of $1,557 and total assets of $972,107 as compared to $15,396 and $1,047,609 respectively at September 30, 2003. The Company's working capital deficit (net of prepaid consulting) of $647,834 at December 31, 2003 compared to a working capital deficit of $573,190 at September 30, 2003 shows an increase in working capital deficit of $74,644 for the year to date from the figure for the year ended September 30, 2003. The working capital deficit was increased by borrowing from related parties to pay operating expenses.

Net stockholders' equity in the Company was $322,716 as of December 31, 2003, compared to $459,023 at year-end on September 30, 2003. This decrease is due primarily to the amortization of prepaid consulting fees and operating expenses in excess of revenues.

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


                                  Martix Energy Services Corporation.
                                  (Registrant)




Date      February 12, 2004     /S/Joe Bill Bennett
                                ----------------------------------------------
                                Joe Bill Bennett, Chief Executive Officer



 Date      February 12, 2004    /S/Mark S. Zouvas
                                ----------------------------------------------
                                Mark S. Zouvas, Chief Financial Officer

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