Form 10QSB
period 2004-03-31
MATRIX ENERGY SERVICES CORP
filed 2004-05-12
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ________ .



                        Commission file number:000-09419
                                               ---------


                       MATRIX ENERGY SERVICES CORPORATION
                       (FORMERLY POWER EXPLORATION, INC.)
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




       NEVADA                                                 84-0811647
-----------------------------              ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)




                   5416 Birchman Ave., Fort Worth, Texas     76107
               ------------------------------------------------------
               (Address of principal executive office)     (Zip Code)


                                 (817) 377-4464
                        -------------------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X       No
                                   ---         ---

         The number of outstanding shares of the issuer's common stock, $0.002 par value (the only class of voting stock), as of March 31, 2004 was 45,071,402.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................11

SIGNATURES...................................................................12

INDEX TO EXHIBITS............................................................13

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                         March 31,             September 30,
                                                                            2004                    2003
                                                                       ---------------         ----------------
                                                                        (Unaudited)
CURRENT ASSETS
   Cash                                                                 $       3,794           $     15,396
   Prepaid Consulting                                                               -                 93,750
                                                                        -------------           ------------

          TOTAL CURRENT ASSETS                                                  3,794                109,146
                                                                        -------------           ------------

OIL AND GAS PROPERTIES, FULL
   COST METHOD                                                              1,000,000              1,000,000
   Less Accumulated Depreciation, Depletion
     and Amortization                                                         (81,753)               (72,098)
                                                                        -------------           ------------

          NET OIL AND GAS PROPERTIES                                          918,247                927,902
                                                                        -------------           ------------

OFFICE EQUIPMENT, Net of Accumulated
   Depreciation of $4,714 and $3,540                                            5,963                  7,136
                                                                        -------------           ------------

OTHER ASSETS
   Investments Available-For-Sale                                                   -                      -
   Other                                                                        3,425                  3,425
                                                                        -------------           ------------

          TOTAL OTHER ASSETS                                                    3,425                  3,425
                                                                        -------------           ------------

          TOTAL ASSETS                                                  $     931,429           $  1,047,609
                                                                        =============           ============















                          The accompanying note is an
            integral part of these consolidated financial statements.
                                   (Continued)

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              March 31,         September 30,
                                                                                 2004                2003
                                                                            --------------      ---------------
                                                                            (Unaudited)
CURRENT LIABILITIES
   Accounts Payable and Accrued Liabilities                                 $     173,999        $     160,009
   Accounts Payable - Related Party                                               188,048               96,632
   Note Payable                                                                   250,000              250,000
   Note Payable - Related Party                                                    82,775               81,945
                                                                            -------------        -------------

           TOTAL CURRENT LIABILITIES                                              694,822              588,586
                                                                            -------------        ------------

STOCKHOLDERS' EQUITY
   Common Stock, $.002 Par Value, 500,000,000
     Shares Authorized, 45,071,402 Shares
     Issued and Outstanding                                                        90,143               90,143
   Additional Paid-In-Capital                                                  46,206,836           46,206,836
   Retained Deficit                                                           (41,040,372)         (40,817,956)
   Unrealized Loss on Securities Available-
     For-Sale                                                                  (5,020,000)          (5,020,000)
                                                                            --------------        ------------

           TOTAL STOCKHOLDERS' EQUITY                                             236,607              459,023
                                                                            --------------        ------------

           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                           $     931,429        $   1,047,609
                                                                            ==============        ============












                  The accompanying note is an integral part of
                    these consolidated financial statements.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   Three Months Ended                  Six Months Ended
                                                                       March 31,                          March 31,
                                                            ---------------------------------     -----------------
                                                               2004                2003               2004             2003
                                                            ------------        ------------      ------------       ------

REVENUE - Oil and Gas Sales                                 $     47,115        $     44,519     $     87,067       $     80,559
                                                            ------------        ------------     ------------       ------------

COST OF REVENUE
     Lease Operating                                              58,916              56,692          139,142            101,157
     Production Taxes                                              2,181               2,060            4,031              3,729
     Depreciation, Depletion and
        Amortization                                               4,828               4,810            9,655              8,675
                                                            ------------        ------------     -----------        -----------

         TOTAL COST OF REVENUES                                   65,925              63,562          152,828            113,561
                                                            ------------        ------------     -----------        -----------

         GROSS LOSS                                              (18,810)            (19,043)         (65,761)           (33,002)
                                                            ------------        ------------     -----------        -----------

EXPENSES
     General and Administrative                                   57,315             799,629          140,009          1,622,861
     Interest Expense                                              9,984               7,324           16,646             16,621
                                                            ------------        ------------     ------------       -----------

          TOTAL EXPENSES                                          67,299             806,953          156,655          1,639,482
                                                            ------------        ------------     -----------        ------------

         (LOSS) BEFORE INCOME TAXES
            AND DISCONUED OPERATIONS                             (86,109)           (825,996)        (222,416)        (1,672,484)
                                                            ------------        ------------     ------------       ------------

INCOME TAXES                                                           -                   -                -                  -
                                                            ------------        ------------     ------------       ------------

         NET (LOSS) FROM
          CONTINUING OPERATIONS                                  (86,109)           (825,996)        (222,416)        (1,672,484)
                                                            ------------        ------------     -----------        ------------

DISCONTINUED OPERATIONS
    Gain on Disposal of Discontinued
      Operations                                                       -                   5                -             17,564
                                                            ------------        ------------     ------------       ------------

          NET LOSS                                          $    (86,109)       $   (825,991)    $   (222,416)      $ (1,654,920)
                                                            ============        ============     ============       ============

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                       45,071,402          45,368,917       45,071,402         45,368,917
                                                            ============        ============     ============       ============

NET (LOSS) PER SHARE
    Continuing Operations                                   $       (.00)       $      (0.02)    $       (.00)      $       (.04)
    Discontinued Operations                                         (.00)              (0.00)            (.00)              (.00)
                                                            ------------        ------------     ------------       ------------

          TOTAL (LOSS) PER SHARE                            $       (.00)       $      (0.02)    $       (.00)      $       (.04)
                                                            ============        ============     ============       ============





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            FOR THE SIX MONTHS ENDED
                             MARCH 31, 2004 AND 2003

                                                                                  2004                     2003
                                                                              --------------           --------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (Loss)                                                               $    (222,416)           $  (1,654,920)
     Adjustments to Reconcile Net (Loss) to Net Cash
         From Operating Activities
             Depreciation, Depletion and Amortization                                10,829                    9,704
     Changes in Operating Assets and Liabilities
         Related Party Receivable/Payable                                            91,416                 (124,327)
         Prepaid and Other Assets                                                    93,750                1,484,325
         Accounts Payable and Accrued Expenses                                       13,989                  (24,477)
                                                                              -------------            -------------

                  NET CASH (USED) IN
                     OPERATING ACTIVITIES                                           (12,432)                (309,695)
                                                                              -------------            -------------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of Office Equipment                                                         -                   (5,650)
                                                                              -------------            -------------

                  NET CASH (USED) IN
                      INVESTING ACTIVITIES                                                -                   (5,650)
                                                                              -------------            -------------

CASH FLOW FROM FINANCING ACTIVITIES
     Increase in Related Party Note Payable                                             830                        -
     Repayment of Related Party Borrowings                                                -                 (147,179)
     Proceeds From Sale of Common Stock                                                   -                  176,014
     Proceeds From Sale of Treasury Shares                                                -                  355,603
                                                                              -------------            -------------

                  NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                                               830                  384,438
                                                                              -------------            -------------






                 The accompanying notes are an integral part of
                    these consolidated financial statements.
                                   (Continued)

                                       F-4

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            FOR THE SIX MONTHS ENDED
                             MARCH 31, 2004 AND 2003
                                   (CONTINUED)



                                                                              2004                     2003
                                                                          --------------           -------------

NET (DECREASE) INCREASE IN CASH                                           $     (11,602)           $      69,093

CASH AT BEGINNING OF PERIOD                                                      15,396                   11,077
                                                                          -------------            -------------

CASH AT END OF YEAR                                                       $       3,794            $      80,170
                                                                          =============            =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
     INFORMATION
             Cash Paid During the Period For:
                Interest                                                  $       3,000            $       4,564
                                                                          =============            =============
                Income Taxes                                              $           -            $           -
                                                                          =============            =============

SUPPLEMENTAL SCHEDULE OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES:
             Unrealized Loss on Securities
                Available-For-Sale                                        $           -            $     100,000
             Decrease in Investment Available-For-Sale                                -                 (100,000)
             Decrease in Par Value of Common Stock                                    -                 (826,843)
             Increase in Additional Paid In Capital Due To
                Decrease in Par Value of Common Stock                                 -                  826,843
                                                                          -------------            -------------

                                                                          $           -            $           -
                                                                          =============            =============








                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                       F-5

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES


                          NOTE TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Matrix Energy Services Corporation for the year ended September 30, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

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

General

During the second quarter of Fiscal 2004, Matrix Energy Services Corporation and its subsidiaries (hereinafter "Matrix" unless the context indicates otherwise) continued to pursue capital financing alternatives and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of Matrix should be read in conjunction with the consolidated financial statements of Matrix and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

Gross revenues for the three and six months ended March 31, 2004, were $47,115 and $87,067 compared to $44,519 and $80,559 for the same periods in 2003, a 6% and 8% increase in revenues for the respective periods in 2003. The gross revenues for the six months ended March 31, 2004, were higher than the comparable period in 2003 due to an increase in oil prices.

Costs and Expenses

Cost of revenues for the three and six months ended March 31, 2004, were $65,925 and $152,828 compared to $63,562 and $113,561 for the same periods in 2003. The increase in the cost of revenues was primarily due to increases in lease operating expenses. The costs of liability insurance, property taxes, payroll and employee benefits, and repairs and maintenance of equipment were all higher in the current six-month period as compared to the same period in 2003.

Interest and general and administrative expenses were $67,299 and $156,655 for the three and six months ended March 31, 2004 compared to $806,953 and $1,639,482 for the same periods in 2003. The primary reason for the decrease was a significant decrease in consulting fees amortized from prepaid consulting by the Company. Consulting fees were $93,750 for the six months ended March 31, 2004 versus $1,500,858 for the same period in 2003.

Gross Loss

Gross losses for the three and six months ended March 31, 2004, were $18,810 and $65,761 compared to $19,043 and $33,002 for the same period in 2003. This increase was a result of increased lease operating expenses as discussed above.

Net losses for the three and six months ended March 31, 2004, were $86,109 and $222,416 compared to $825,991 and $1,654,920 for the same period in 2003. The losses in 2004 were significantly smaller than in 2003 due to the decrease in amortization of prepaid consulting in 2004.

Liquidity and Capital Resources

At March 31, 2004, the Company had current assets net of prepaid consulting of $3,794 and total assets of $931,429 as compared to $15,396 and $1,047,609 respectively at September 30, 2003. The Company's working capital deficit (net of prepaid consulting) of $691,028 at March 31, 2004 compared to a working capital deficit of $573,190 at September 30, 2003 shows an increase in working capital deficit of $117,838 for the year to date from the figure for the year ended September 30, 2003. The working capital deficit was increased by borrowing from related parties to pay operating expenses.

Net stockholders' equity in the Company was $236,607 as of March 31, 2004, compared to $459,023 at year-end on September 30, 2003. This decrease is due primarily to operating expenses in excess of revenues and the amortization of prepaid consulting fees.

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


                                  Martix Energy Services Corporation.
                                  (Registrant)




Date      May 10, 2004   /S/Joe Bill Bennett
                        -----------------------------------------------------
                        Joe Bill Bennett, Chief Executive Officer



 Date     May 10, 2004  /S/ Mark S. Zouvas
                        ----------------------------------------------------
                        Mark S. Zouvas, Chief Financial Officer

                                INDEX TO EXHIBITS






EXHIBIT   PAGE
NO.       NO.      DESCRIPTION
-------   ----     ------------

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