Form 10QSB
period 2004-06-30
MATRIX ENERGY SERVICES CORP
filed 2004-08-16
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from______ to_______ .



                        Commission file number:000-09419
                                               ---------


                       MATRIX ENERGY SERVICES CORPORATION
-------------------------------------------------------------------------------
                       (FORMERLY POWER EXPLORATION, INC.)

        (Exact name of small business issuer as specified in its charter)




     NEVADA                                                84-0811647
---------------                                            ----------
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

                       Yes X            No
                          ---              ----

         The number of outstanding shares of the issuer's common stock, $0.002 par value (the only class of voting stock), as of June 30, 2004 was 45,071,402.

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION..........................................................9

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................11

SIGNATURES...................................................................12

INDEX TO EXHIBITS............................................................13

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                          June 30,             September 30,
                                                                            2004                    2003
                                                                       ---------------         ----------------
                                                                        (Unaudited)
CURRENT ASSETS
   Cash                                                                 $       8,079           $     15,396
   Prepaid Consulting                                                               -                 93,750
                                                                        -------------           ------------

          TOTAL CURRENT ASSETS                                                  8,079                109,146
                                                                        -------------           ------------

OIL AND GAS PROPERTIES, FULL
   COST METHOD                                                              1,000,000              1,000,000
   Less Accumulated Depreciation, Depletion
     and Amortization                                                         (86,580)               (72,098)
                                                                        -------------           ------------

          NET OIL AND GAS PROPERTIES                                          913,420                927,902
                                                                        -------------           ------------

OFFICE EQUIPMENT, Net of Accumulated
   Depreciation of $5,300 and $3,540                                            5,376                  7,136
                                                                        -------------           ------------

OTHER ASSETS
   Investments Available-For-Sale                                                   -                      -
   Other                                                                        3,425                  3,425
                                                                        -------------           ------------

          TOTAL OTHER ASSETS                                                    3,425                  3,425
                                                                        -------------           ------------

          TOTAL ASSETS                                                  $     930,300           $  1,047,609
                                                                        =============           ============
















                           The accompanying note is an
            integral part of these consolidated financial statements.
                                   (Continued)
                                       F-1
                                       3

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               June 30,         September 30,
                                                                                 2004                2003
                                                                            --------------      ---------------
                                                                            (Unaudited)
CURRENT LIABILITIES
   Accounts Payable and Accrued Liabilities                                 $     185,715        $     160,009
   Accounts Payable - Related Party                                               224,525               96,632
   Note Payable                                                                   250,000              250,000
   Note Payable - Related Party                                                    83,198               81,945
                                                                            -------------        -------------

           TOTAL CURRENT LIABILITIES                                              743,438              588,586
                                                                            -------------        -------------

STOCKHOLDERS' EQUITY
   Common Stock, $.002 Par Value, 500,000,000
     Shares Authorized, 45,071,402 Shares
     Issued and Outstanding                                                        90,143               90,143
   Additional Paid-In-Capital                                                  46,206,836           46,206,836
   Retained Deficit                                                           (41,090,117)         (40,817,956)
   Unrealized Loss on Securities Available-
     For-Sale                                                                  (5,020,000)          (5,020,000)
                                                                            --------------       -------------

           TOTAL STOCKHOLDERS' EQUITY                                             186,862              459,023
                                                                            --------------       -------------

           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                           $     930,300        $   1,047,609
                                                                            ==============       =============















                  The accompanying note is an integral part of
                    these consolidated financial statements.
                                       F-2

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended                  Nine Months Ended
                                                                       June 30,                             June 30,
                                                            ---------------------------------     ------------------
                                                               2004                2003               2004              2003
                                                            ------------        ------------      ------------       ------------

REVENUE - Oil and Gas Sales                                 $     44,077        $     35,277     $     131,144      $     115,836
                                                            ------------        ------------     -------------      -------------

COST OF REVENUE
     Lease Operating                                              62,872              50,867           202,014            152,024
     Production Taxes                                              2,036               1,634             6,067              5,363
     Depreciation, Depletion and
        Amortization                                               4,828               4,810            14,483             13,485
                                                            ------------        ------------     -------------      -------------

         TOTAL COST OF REVENUES                                   69,736              57,311           222,564            170,872
                                                            ------------        ------------     -------------      -------------

         GROSS LOSS                                              (25,659)            (22,034)          (91,420)           (55,036)
                                                            ------------        ------------     -------------      -------------

EXPENSES
     General and Administrative                                   16,569             640,482           156,578          2,263,343
     Interest Expense                                              7,517               6,669            24,163             23,290
                                                            ------------        ------------     -------------      -------------

          TOTAL EXPENSES                                          24,086             647,151           180,741          2,286,633
                                                            ------------        ------------     -------------      -------------

          (LOSS) BEFORE OTHER INCOME,
           INCOME TAXES AND
           DISCONTINUED OPERATIONS                               (49,745)           (669,185)         (272,161)        (2,341,669)

OTHER INCOME
    Rental Income                                                      -              25,000                 -             25,000
                                                            ------------        ------------     -------------      -------------

          (LOSS) BEFORE INCOME TAXES
            AND DISCONTINUED
            OPERATIONS                                           (49,745)           (644,185)         (272,161)        (2,316,669)

INCOME TAXES                                                           -                   -                 -                  -
                                                            ------------        ------------     -------------      -------------

         NET (LOSS) FROM
          CONTINUING OPERATIONS                                  (49,745)           (644,185)         (272,161)        (2,316,669)

DISCONTINUED OPERATIONS
    Gain on Disposal of Discontinued
      Operations                                                       -                   -                 -             17,564
                                                            ------------        ------------     -------------      -------------

          NET LOSS                                          $    (49,745)       $   (644,185)    $    (272,161)     $  (2,299,105)
                                                            ============        ============     =============      =============

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                       45,071,402          47,071,402         45,071,402         45,879,662
                                                            ============        ============     ==============     ==============

NET (LOSS) PER SHARE
    Continuing Operations                                   $         (0.00)    $         (0.01) $       (0.01)     $         (0.05)
    Discontinued Operations                                           (0.00)              (0.00)         (0.00)               (0.00)
                                                            ---------------     ---------------  -------------      ---------------

          TOTAL (LOSS) PER SHARE                            $         (0.00)    $         (0.01) $       (0.01)     $         (0.05)
                                                            ===============     ===============  =============      ===============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.
                                      F - 3

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            FOR THE NINE MONTHS ENDED
                             JUNE 30, 2004 AND 2003


                                                                                  2004                     2003
                                                                              --------------           --------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (Loss)                                                               $    (272,161)           $  (2,299,105)
     Adjustments to Reconcile Net (Loss) to Net Cash
         From Operating Activities                                                        -                        -
             Depreciation, Depletion and Amortization                                16,242                   15,069
     Changes in Operating Assets and Liabilities
         Related Party Receivable/Payable                                           127,893                  (98,224)
         Prepaid and Other Assets                                                    93,750                2,074,406
         Accounts Payable and Accrued Expenses                                       25,706                  (24,139)
                                                                              -------------            -------------

                  NET CASH (USED) IN
                     OPERATING ACTIVITIES                                            (8,570)                (331,993)
                                                                              -------------            -------------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of Office Equipment                                                         -                   (5,650)
                                                                              -------------            -------------

                  NET CASH (USED) IN
                      INVESTING ACTIVITIES                                                -                   (5,650)
                                                                              -------------            -------------

CASH FLOW FROM FINANCING ACTIVITIES
     Increase in Related Party Note Payable                                           1,253                        -
     Repayment of Related Party Borrowings                                                -                 (195,260)
     Proceeds From Sale of Common Stock                                                   -                  176,014
     Proceeds From Sale of Treasury Shares                                                -                  355,603
                                                                              -------------            -------------

                  NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                                             1,253                  336,357
                                                                              -------------            -------------










                 The accompanying notes are an integral part of
                    these consolidated financial statements.
                                   (Continued)
                                       F-4

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            FOR THE NINE MONTHS ENDED
                             JUNE 30, 2004 AND 2003
                                   (CONTINUED)


                                                                              2004                     2003
                                                                          --------------           -------------

NET DECREASE IN CASH                                                      $      (7,317)           $      (1,286)

CASH AT BEGINNING OF PERIOD                                                      15,396                   11,077
                                                                          -------------            -------------

CASH AT END OF YEAR                                                       $       8,079            $       9,791
                                                                          =============            =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
     INFORMATION
             Cash Paid During the Period For:
                Interest                                                  $       4,500            $       7,207
                                                                          =============            =============
                Income Taxes                                              $           -            $           -
                                                                          =============            =============

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
             Unrealized Loss on Securities
                Available-For-Sale                                        $           -            $    (100,000)
             Decrease in Investment Available-For-Sale                                -                  100,000
             Decrease in Par Value of Common Stock                                    -                 (826,843)
             Increase in Additional Paid In Capital Due To
                Decrease in Par Value of Common Stock                                 -                  826,843
                                                                          -------------            -------------

                                                                          $           -            $           -
                                                                          =============            =============












                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARIES


                          NOTE TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Matrix Energy Services Corporation for the year ended September 30, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

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

General

During the third quarter of Fiscal 2004, Matrix Energy Services Corporation and its subsidiaries (hereinafter "Matrix" unless the context indicates otherwise) continued to pursue capital financing alternatives and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of Matrix should be read in conjunction with the consolidated financial statements of Matrix and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

Gross revenues for the three and nine months ended June 30, 2004, were $44,077 and $131,144 compared to $35,277 and $115,836 for the same periods in 2003, a 25% and 13% increase in revenues for the respective periods in 2004. The gross revenues for the nine months ended June 30, 2004, were higher than the comparable period in 2003 due to an increase in oil prices.

Costs and Expenses

Cost of revenues for the three and nine months ended June 30, 2004, were $69,736 and $222,564 compared to $57,311 and $170,872 for the same periods in 2003. The increase in the cost of revenues was primarily due to increases in lease operating expenses. The costs of liability insurance, property taxes, payroll and employee benefits, and repairs and maintenance of equipment were all higher in the current nine-month period as compared to the same period in 2003.

Interest and general and administrative expenses were $24,086 and $180,741 for the three and nine months ended June 30, 2004 compared to $647,151 and $2,286,633 for the same periods in 2003. The primary reason for the decrease was a significant decrease in consulting fees amortized from prepaid consulting by the Company. Consulting fees were $93,750 for the nine months ended June 30, 2004 versus $2,090,939 for the same period in 2003.

Gross Loss

Gross losses for the three and nine months ended June 30, 2004, were $25,659 and $91,420 compared to $22,034 and $55,036 for the same period in 2003. This increase was a result of increased lease operating expenses as discussed above.

Net losses for the three and nine months ended June 30, 2004, were $49,745 and $272,161 compared to $644,185 and $2,299,105 for the same period in 2003. The losses in 2004 were significantly smaller than in 2003 due to the decrease in amortization of prepaid consulting in 2004.

Liquidity and Capital Resources

At June 30, 2004, the Company had current assets net of prepaid consulting of $8,079 and total assets of $930,300 as compared to $15,396 and $1,047,609 respectively at September 30, 2003. The Company's working capital deficit (net of prepaid consulting) of $735,359 at June 30, 2004 compared to a working capital deficit of $573,190 at September 30, 2003 shows an increase in working capital deficit of $162,169 for the year to date from the figure for the year ended September 30, 2003. The working capital deficit was increased by borrowing from related parties to pay operating expenses.

Net stockholders' equity in the Company was $186,862 as of June 30, 2004, compared to $459,023 at year-end on September 30, 2003. This decrease is due primarily to operating expenses in excess of revenues and the amortization of prepaid consulting fees.

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


                              Martix Energy Services Corporation.
                                  (Registrant)




Date      August 12, 2004   /S/Joe Bill Bennett
                            ---------------------------------------------------
                            Joe Bill Bennett, Chief Executive Officer



 Date      August 12, 2004 /S/Mark S. Zouvas
                           ----------------------------------------------------
                           Mark S. Zouvas, Chief Financial Officer

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

3.2                *  Amendment to Articles of Incorporation dated June 26,1984.

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