Form 10KSB
period 2004-09-30
MATRIX ENERGY SERVICES CORP
filed 2004-12-29
CIK 316621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
                   [X] Annual report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     for the fiscal year ended September 30, 2004

        [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to_________________________.

                        Commission file number: 000-09419

                       MATRIX ENERGY SERVICES CORPORATION

                 (Name of Small Business Issuer in Its Charter)



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
Common Stock ($0.002                                 None
               Par Value)
-------------------------------------------------------------------------------
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes x No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total consolidated revenues for the year ended September 30, 2004, were $157,833.

The aggregate market value of the registrant's Common Stock, $0.002 par value (the only class of voting stock), held by non-affiliates was approximately $696,502 based on the average closing bid and asked prices for the Common Stock on December 23, 2004.

At December 23, 2004, the number of shares outstanding of the registrant's Common Stock, $0.002 par value (the only class of voting stock), was 92,667,217.

                                TABLE OF CONTENTS

                                                                           PAGE
                                     PART I


Item 1.       Description of Business........................................4

Item 2.       Description of Property........................................5

Item 3.       Legal Proceedings..............................................5

Item 4.       Submission of Matters to a Vote of Security-Holders............5


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.......6

Item 6.       Management's Discussion and Analysis or Plan of Operation......8

Item 7.       Financial Statements...........................................13

Item 8.       Changes in and Disagreements With Accountants
                on Accounting and Financial Disclosure.......................37

                                    PART III

Item 9.       Directors and Executive Officers...............................38

Item 10.      Executive Compensation.........................................39

Item 11.      Security Ownership of Certain Beneficial Owners and Management.40

Item 12.      Certain Relationships and Related Transactions.................41

Item 13.      Exhibits and Reports on Form 8-K...............................41

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


Business of the Issuer

Oil and natural gas were the principal products currently produced by the Company. The Company did not refine or process the oil and natural gas that it produced. The Company sold the oil it produced under short-term contracts at market prices in the areas in which the producing properties are located, generally at F.O.B. field prices posted by the principal purchaser of oil in such areas.

The Company had focused its exploration efforts on its holdings in Texas. The Company was redeveloping existing fields in and around Corsicana, Texas and other areas of the region where fields have been partially depleted by conventional production methods, but where significant, proven reserves of oil and gas still remain. These fields can become commercially viable and provide long-term revenue streams utilizing the latest technology. However, inadequate capital and new restrictions of some of these technologies imposed by the State of Texas impede the ability of the Company to generate returns on these fields.

The primary asset of the Company, the Corsicana leases, was comprised of approximately 8,000 leasehold acres and 900 wells, of which 200 were producing.

On September 9, 2004, the Board of Directors for Matrix Energy Services, Corp. held a meeting of its Board of Directors. The members of the Board, M.O. Rife III, Joe Bill Bennett and Mark Zouvas were present. The purpose of this meeting was to discuss the inability of the Company to pay its joint operating expenses on its Corsicana leasehold, which controls approximately 200 producing wells and 700 non-producing wells in Corsicana, Texas. The Board made the following motions and accepted the following resolutions.

In 1997, the Company, under its predecessor name, Titan Energy Corp. executed a joint operating agreement with Rife Oil Properties, Inc., to operate the wells located on the Corsicana leasehold. Texas M.O.R., Inc., d/b/a Rife Oil Properties assumed the responsibilities for operating the Corsicana field on September 30, 2003. Texas M.O.R., Inc., d/b/a Rife Oil Properties is owned and controlled by M.O. Rife III. Mr. Rife is also the Chairman of the Board of Matrix Energy Services Corp. and was Chairman of the Board of Titan Energy Corp. at the time of the execution of the operating agreement.

Provisions within the operating agreement between Rife Oil Properties, Inc., which was assumed by Texas M.O.R., Inc., d/b/a Rife Oil Properties, and the Company provide for the operator to take title and possession of the contract area (Corsicana Leasehold) in the event the non-operator (Matrix) cannot pay its joint operating expenses within sixty (60) days of the due date of the operating expense invoices. Transference of the leasehold estate under this scenario is through judicial proceedings.

The Company has not been able to pay its joint operating invoices for the Corsicana leasehold for past eighteen months. Prior to that point in time, operating deficits for the Corsicana property had been funded through a series of loans made to the Company by related parties. The current amount owed to Texas M.O.R., Inc., d/b/a Rife Oil Properties from Matrix for joint operating expenses is $136,117.11.

Recently, the State of Texas declared swabbing, which is the process of lifting oil from depleted wells via mobile unit, to be detrimental to the environment and have informed all operators to cease swabbing operations. The Corsicana property derived a majority of its revenue from swabbing the wells in the leasehold. The Company does not believe the property can generate enough revenue to cover its costs in this environment.

To avoid judicial proceedings and the appurtenant costs associated with an action, The Company and has elected to consent to the forfeiture of its interest in the Corsicana leasehold to the operator, Texas M.O.R., Inc., d/b/a Rife Oil Properties in lieu of its outstanding debt relating to the joint operating expenses.

On November 27, 2003, the Company, through its wholly-owned partnership, Spartan Resource Partners, GP, executed a farm-out agreement with Jerry Witte, a geologist, ("Witte") granting him the right to drill a test well on its leasehold in Corsicana. The Company retained a 10% carried working interest in the well and has granted an additional area of mutual interest to Witte for one thousand acres or 25 additional wells. Drilling commenced in April of 2004 and three wells have been drilled to date. The production results of the drilling were less than what was expected. Mr. Witte will continue to explore for production under the farm-out agreement, which was assumed by Texas M.O.R., Inc., d/b/a Rife Oil Properties as part of the relinquishment of the Corsicana asset by the Company.

The Company is actively seeking additional acquisitions and merger candidates. Issuing or exchanging securities of the Company for assets or securities of the company to be acquired or merged, or by selling its securities to the public and using the proceeds for an acquisition or merger. Such transactions may be accomplished by an action of the Board of Directors, with or without a vote of the shareholders, which is in compliance with the Company's Articles of Incorporation, its By-laws and applicable laws. The Company will not consider a "hostile takeover," and intends to acquire other businesses and/or assets only on a mutually agreeable basis.

As of September 30, 2004, the Company employed 3 persons all of whom are engaged in office and administrative activities.


ITEM 2. DESCRIPTION OF PROPERTIES

Facilities

The Company leases approximately 266 square feet of office space in Fort Worth, Texas, for its corporate offices. The month-to month lease requires a monthly rental payment of $400. The Company considers this space adequate for its present needs.


ITEM 3. LEGAL PROCEEDINGS

On May 2, 2003, a default judgment was issued against the Company for nonpayment of services by an operator in the amount of $128,000 plus interest at 10% and court costs. The Company was not aware of their judgment until late October 2004, and a liability has been recorded in accrued liabilities in the amount of $151,106 with the corresponding amount charged to general and administrative expenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended September 30, 2004, no matters were submitted by the Company to a vote of its shareholders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Market Information

The Company's Common Stock is currently quoted on the Electronic Bulletin Board under the symbol "MXES," but there is limited trading in the Common Stock. The following table sets forth the high and low bid prices from October 1, 2002 through September 30, 2004, based upon quotations periodically published on the OTC. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.



                                                        HIGH              LOW

Fiscal Year ended September 30, 2003
     October, November, & December, 2002               $ 1.92           $ 0.25
     January, February, & March, 2003                  $ 0.49           $ 0.08
     April, May,& June, 2003                           $ 0.13           $ 0.01
     July, August,& September, 2003                    $ 0.07           $ 0.04

Fiscal Year ended September 30, 2004
     October, November, & December, 2003               $ 0.07           $ 0.04
     January, February, & March, 2004                  $ 0.06           $ 0.03
     April, May, & June, 2004                          $ 0.05           $ 0.03
     July, August, & September, 2004                   $ 0.03           $ 0.02



The bid price for the Common Stock was $0.016 on December 23, 2004. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Shareholders

According to the records of the Company's transfer agent, there were 2,505 holders of record who held 92,667,217 shares of the Company's Common Stock on September 30, 2004 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders).1

Dividends

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

The Company was indebted to Business Exchange Investment, Inc. under terms of a promissory note dated September 15, 1998. Terms of the note provide for interest at a rate of 10% per annum with an extended maturity date of September 15, 2004. The note is collateralized by 100% of the shares of Power Operating, Inc., an inactive subsidiary owned by the Company. On September 9, 2004, the $250,000 note, plus accrued interest of $128,684 was exchanged for 25,245,586 shares of the Company's common stock at $.015 per share, the quoted market price of the stock on the day the issuance of stock was authorized.

The Company was indebted to MOROIL, Inc. under the terms of a 5% promissory note dated July 16, 2002, with an extended maturity date of September 1, 2004. From October 1, 2003 to September 9, 2004, MOROIL, Inc. advanced additional operating loans and accrued additional interest aggregating $216,308. On September 9, 2004, this total debt of $249,753 was converted to 16,650,229 shares of the Company's common stock at $.015 per share, the quoted market price of the stock on the day the issuance of stock was authorized.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The Company's operations consisted primarily of exploration and development of oil and gas properties, and redevelopment of currently producing oil and gas fields. While oil and natural gas were the principal products currently produced by the Company, the Company does not refine or process the oil and natural gas that it produces. The Company sold the oil it produced under short-term contracts at market prices in the areas in which the producing properties are located, generally at F.O.B. field prices posted by the principal purchaser of oil in such areas.

Results of Operations

Revenues

The Company's oil and gas sales increased $5,081 or 3%, to $157,833 for the fiscal year ended September 30, 2004 from $152,752 for the fiscal year ended September 30, 2003. Revenues from the sales of oil and gas increased primarily because of a sustained increase in oil prices.

Costs and Expenses



                                                  2004             %              2003           %
The Company's general and                       ----------     -------         ----------      -------
administrative expenses decreased
$2,041,136, or 86.5%, to $317,243 for
the fiscal year ended September 30,
2004 from $2,358,379 for the fiscal year
ended September 30, 2003. The change in
the dollar amount of general and
administrative expenses was due primarily
to a decrease in consulting fees, which
accounted for 91% of all general and
administrative expenses in 2003. The
following summarizes the general and
administrative expenses:

     Consulting Fees                             $  93,750      29.6           $2,147,189      91.0
     Legal Fees and Settlements                    151,496      47.7                8,473       0.4
     Salaries and Benefits                          21,340       6.7               86,640       3.7
     Other                                          50,657      16.0              116,077       4.9
                                                 ---------      ----            ---------      -----

                                                 $ 317,243     100.0%          $2,358,379     100.0%
                                                 =========     ======           =========     ======


In 2002, the Company used its common shares as payment to consultants for services through March, 2004. The fair values of these shares resulted in extremely large charges to operations. The Company amortized $93,750 and $2,128,044 of these prepaid consulting fees in 2004 and 2003, respectively. (see note 6 of the financial statements)

The lease operating expenses increased by $12,571, or 5.5%, to $241,019 in 2004, compared to $228,448 in 2003. The increase was primarily due to an increase in insurance cost and repairs, and maintenance costs. For the year ended September 30, 2004, there were only eleven months of lease operating expense, as the Corsicana property was lost to repossession by Texas M.O.R., Inc., d/b/a Rife Oil Properties, the Operator, on September 1, 2004 for non-payment of operating expenses (see Note 1 to the financial statements).

In 2004, the interest expense decreased by $8,213, or 22% to $29,134, compared to $37,347 in 2003. The decrease is primarily the result of the Company paying down the debt throughout 2003. The Company liquidated most of its debt on September 9, 2004 by issuing 16,650,229 and 25,245,586 shares of common stock valued at $.015 in payment of accounts payable, accrued liabilities, and notes payable to MOROIL, Inc., a related party, and Business Exchange Investments, Inc, respectively (see Note 1 and Note 2 to the financial statements).

Net Income (Loss)

Net loss for the fiscal year ended September 30, 2004 was $1,236,893, or $.02 per share, compared to a loss of $4,360,379, or $.09 per share, for the fiscal year ended September 30, 2003. This $3,123,486 decrease in loss was primarily the result a decrease in the amortization of prepaid consulting fees in 2004 (see note 6 to the financial statements) and the disposal of the BLM acreage in 2003 (see note 11 to the financial statements). Net cash used in operating activities was $326,796 for the fiscal year ended September 30, 2003, and $39,956 for the fiscal year ended September 30, 2004.

Liquidity and Capital Resources

The Company's working capital deficit on September 30, 2004 was $149,433 compared to a deficit of $479,440 on September 30, 2003. This $330,007 increase in working capital resulted primarily from the settlement of current liabilities in 2004 through the issuance of the Company's common stock as discussed above (see Note 1 and Note 2 to the financial statements).

Non Cash Transactions

During the year ended September 30, 2004, the Company relinquished ownership in the Corsicana properties as discussed previously, which resulted in a $789,787 loss for the Company (see Note 1 to the financial statements). The Company also issued 41,895,815 shares of its common stock in settlement of current debt as discussed previously (see Note 1 and Note 2 to the financial statements).

The Company was indebted to Business Exchange Investment, Inc. under terms of a promissory note dated September 15, 1998. Terms of the note provide for interest at a rate of 10% per annum with an extended maturity date of September 15, 2004. The note is collateralized by 100% of the shares of Power Operating, Inc., an inactive subsidiary owned by the Company. On September 9, 2004, the $250,000 note, plus accrued interest of $128,684 was exchanged for 25,245,586 shares of the Company's common stock at $.015 per share, the quoted market price of the stock on the day the issuance of stock was authorized.

The Company was indebted to MOROIL, Inc. under the terms of a 5% promissory note dated July 16, 2002, with an extended maturity date of September 1, 2004. From October 1, 2003 to September 9, 2004, MOROIL, Inc. advanced additional operating loans and accrued additional interest aggregating $216,308. On September 9, 2004, this total debt of $249,753 was converted to 16,650,229 shares of the Company's common stock at $.015 per share, the quoted market price of the stock on the day the issuance of stock was authorized.

The Company was indebted to Peric Consulting, LLC, a company managed by the Company's Chief Financial Officer, under the terms of a 6% promissory note dated March 15, 2003, in the amount of $48,500. The note plus accrued interest aggregating $53,180 was assumed by MOROIL, Inc. on September 9, 2004.

During the year ended September 30, 2003, the Company cancelled 2,000,000 shares of its common stock valued at $100,000. The Company issued the stock during the year ended September 30, 2002 at a value of $2,000,000 for the acquisition of Oil and Gas Properties. Because of this change in value, the cancellation of the stock resulted in a $1,900,000 loss for the Company (see note 11 to the financial statements).

Long-Term Debt

On September 30, 2004, the Company had no long-term debt.

History of Losses

The Company had net losses of $1,236,893 and $4,360,379, for the years ended September 30, 2004 and September 30, 2003, respectively. The Company may continue to incur net losses and, to the extent that it remains without operational funding, such losses may continue.

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

The Company's ability to meet any future debt service obligations will be dependent upon the Company's future performance, which will be subject to its future acquisitions and/or mergers, the Company's level of production, general economic conditions and financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by such changes in oil and natural gas prices and/or production nor by such economic conditions and/or financial, business and other factors. In addition, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future bank credit will be available in an amount to enable the Company to service its indebtedness or make necessary expenditures. In such event, the Company would be required to obtain such financing from the sale of equity securities or other debt financing. There can be no assurance that any such financing will be available on terms acceptable to the Company. Should sufficient capital not be available, the Company may not be able to continue to implement its business strategy.


Acquisition Risks

The Company's business strategy will focus on acquisitions of producing oil and natural gas properties. Any such future acquisitions will require an assessment of the recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other similar factors. It generally is not feasible to review in detail every individual property involved in an acquisition. Ordinarily, review efforts are focused on the higher-valued properties. However, even a detailed review of all properties and records may not reveal existing or potential problems; nor will it permit the Company to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections are not always performed on every well, and potential problems, such as mechanical integrity of equipment and environmental conditions that may require significant remedial expenditures, are not necessarily observable even when an inspection is undertaken. Even if problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurance that oil and natural gas properties acquired by the Company will be successfully integrated into the Company's operations or will achieve desired profitability objectives.

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

Uncertainty of Estimates of Oil and Natural Gas Reserves

Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond the control of the Company. Such estimates rely upon various assumptions, including assumptions required by the Securities and Exchange Commission (the "Commission"), as to constant oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds and such reports should not be construed as the current market value of the estimated proved reserves. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, such estimates are inherently an imprecise evaluation of reserve quantities and future net revenue. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those assumed in the estimate. In addition, the Company's reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and natural gas prices and other factors.

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

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY


                                TABLE OF CONTENTS



                                                                          Page

Report of Independent Registered Public Accounting Firm
   Killman, Murrell & Co., P.C.                                           F-2

Financial Statements

   Consolidated Balance Sheets as of September 30, 2004 and 2003          F-3

   Consolidated Statements of Operations for the Years
        Ended September 30, 2004 and 2003                                 F-5

   Consolidated Statements of Stockholders' (Deficit)
        Equity and Comprehensive Loss for the Years Ended
        September 30, 2004 and 2003                                       F-7

   Consolidated Statements of Cash Flows for the Years
        Ended September 30, 2004 and 2003                                 F-8

   Notes to Consolidated Financial Statements                             F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Matrix Energy Services Corporation and Subsidiary
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Matrix Energy Services Corporation and Subsidiary as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' (deficit) equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Energy Services Corporation and Subsidiary as of September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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

/s/ Killman, Murrell & Co., P.C.
KILLMAN, MURRELL & COMPANY, P.C.
Dallas, Texas
November 22, 2004

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2004 AND 2003

                                     ASSETS

                                                                                  2004                   2003
                                                                              -------------          --------
CURRENT ASSETS
    Cash                                                                      $      1,673           $     15,396
    Current Portion of Prepaid Consulting - Note 6                                       -                 93,750
                                                                              ------------           ------------

            TOTAL CURRENT ASSETS                                                     1,673                109,146
                                                                              ------------           ------------

OIL AND GAS PROPERTIES,
    FULL COST METHOD - Note 11                                                           -              1,000,000
        Less: Accumulated Depreciation, Depletion and
        Amortization                                                                     -                (72,098)
                                                                              ------------           ------------

            NET OIL AND GAS PROPERTIES                                                   -                927,902
                                                                              ------------           ------------

OFFICE  EQUIPMENT, Net of Accumulated
    Depreciation of $3,540                                                               -                  7,136
                                                                              ------------           ------------

OTHER ASSETS
    Investments Available - For - Sale - Note 10                                         -                      -
    Other                                                                                -                  3,425
                                                                              ------------           ------------

            TOTAL OTHER ASSETS                                                           -                  3,425
                                                                              ------------           ------------

            TOTAL ASSETS                                                      $      1,673           $  1,047,609
                                                                              ============           ============















                          The accompanying notes are an
            integral part of these consolidated financial statements.
                                   (Continued)

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                           SEPTEMBER 30, 2004 AND 2003

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                  2004                   2003
                                                                              -------------          --------

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                                     $     151,106          $     160,009
    Accounts Payable - Related Parties                                                    -                 96,632
    Note Payable - Note 2                                                                 -                250,000
    Notes Payable - Related Parties - Note 2                                              -                 81,945
                                                                              -------------          -------------

            TOTAL CURRENT LIABILITIES                                               151,106                588,586
                                                                              -------------          -------------

COMMITMENTS AND CONTENGENCIES - Note 7                                                    -                      -

STOCKHOLDERS' (DEFICIT) EQUITY - Note 8 Common Stock, $.002 par value,
    500,000,000 Shares
        Authorized, 92,667,217 and 50,771,402 Shares Issued
        and Outstanding, respectively                                               185,334                101,543
    Additional Paid-In Capital                                                   46,740,082             46,195,436
    Retained Deficit                                                            (42,054,849)           (40,817,956)
    Unrealized Loss on Securities
        Available-for-Sale - Note 10                                             (5,020,000)            (5,020,000)
                                                                              -------------          -------------

            TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                   (149,433)               459,023
                                                                              -------------          -------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' (DEFICIT) EQUITY                                $       1,673          $   1,047,609
                                                                              =============          =============










..




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                 2004                   2003
                                                                             --------------         --------------

REVENUE - Oil and Gas Sales                                                  $      157,833         $      152,752
                                                                             --------------         --------------

COST OF REVENUE
     Lease Operating                                                                241,019                228,448
     Production Taxes                                                                 7,300                  7,072
     Depreciation, Depletion and Amortization                                        14,483                 18,313
                                                                             --------------         --------------

         TOTAL COST OF REVENUES                                                     262,802                253,833
                                                                             --------------         --------------

            GROSS LOSS                                                             (104,969)              (101,081)
                                                                             --------------         --------------

EXPENSES
     General and Administrative                                                     317,243              2,358,379
     Interest Expense                                                                29,134                 37,347
                                                                             --------------         --------------

         TOTAL EXPENSES                                                             346,377              2,395,726
                                                                             --------------         --------------

            LOSS BEFORE OTHER INCOME
(EXPENSES) AND INCOME TAXES                                                        (451,346)            (2,496,807)

OTHER INCOME (EXPENSES)
     Other Income                                                                         -                 25,000
     Liability Settlement                                                             4,240                 11,428
     Loss on Repossession of Oil and Gas Properties                                (789,787)            (1,900,000)
                                                                             --------------         --------------
                                                                                                                 -

           LOSS BEFORE INCOME TAXES
                 AND DISCONTINUED OPERATIONS                                     (1,236,893)            (4,360,379)

INCOME TAXES- Note 4                                                                      -                      -
                                                                             --------------         --------------

             NET LOSS                                                        $   (1,236,893)        $   (4,360,379)
                                                                             ==============         ==============

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                                          53,994,162             47,754,679
                                                                              =============            ===========

NET (LOSS) PER SHARE:                                                        $        (.02)         $        (.09)
                                                                              =============         =============





                 The accompanying notes are an integral part of
                    these consolidated financial statements.
                                       F-5

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                             AND COMPREHENSIVE LOSS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                            Common Stock       Additional                Unrealized
                                     ---------------------
                                     Number of                  Paid-In        Treasury  Loss on       Retained
                                      Shares        Amount      Capital        Shares    Securities    (Deficit)      Total


BALANCE, SEPTEMBER 30, 2002         43,518,036    $  87,036    $46,046,307   $ (267,981) $(4,920,000) $(36,457,577)  $  4,487,785


Sale of Shares                       3,553,366        7,107        168,908            -            -             -        176,015
Shares Acquired in Disposal of
Oil & Gas Property - Note 11        (2,000,000)      (4,000)       (96,000)           -            -             -       (100,000)

Sale of 9,357,968 Treasury Shares            -            -         87,621      267,981            -             -        355,602

Issuance of Option Shares -Note 3    5,700,000       11,400        (11,400)           -            -             -              -


COMPREHENSIVE LOSS, Net of Tax
   Net Loss                                  -            -              -            -            -    (4,360,379)    (4,360,379)

   Unrealized Loss on Securities
     Available-for-Sale                      -            -              -            -     (100,000)            -       (100,000)
                                                                                                                        ----------

   Total Comprehensive Loss                  -            -              -            -            -             -     (4,460,379)
                                   -----------      -------     ----------    ---------    ---------    ----------     ----------


BALANCE, SEPTEMBER 30, 2003         50,771,402      101,543     46,195,436            -   (5,020,000)  (40,817,956)       459,023


   Issuance of Shares as
      Settlement of Debt            41,895,815       83,791        544,646            -            -             -        628,437


COMPREHENSIVE LOSS, Net of Tax
   Net Loss                                  -            -              -            -            -    (1,236,893)    (1,236,893)
                                   -----------      -------      ---------     --------    ---------   -----------     ----------


BALANCE, SEPTEMBER 30, 2004         92,667,217    $ 185,334    $46,740,082   $        -  $(5,020,000) $(42,054,849)  $   (149,433)
                                   ===========    =========     ==========    =========   ========== ==============   ===========



















                 The accompanying notes are an integral part of
                    these consolidated financial statements.
                                       F-6

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                             STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                                  2004                   2003
                                                                              --------------         -------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (Loss)                                                               $  (1,236,893)         $  (4,360,379)
     Adjustments to Reconcile Net (Loss) to Net Cash
         From Operating Activities
             Depreciation, Depletion and Amortization                                16,243                 20,584
             Prepaid Consulting                                                      93,750              2,128,044
             Loss on Disposal of Assets                                             789,787              1,900,000
     Changes in Operating Assets and Liabilities
             Accounts Payable - Related Parties                                     138,118                 (8,459)
             Accounts Payable and Accrued Expenses                                  155,614                 (9,198)
             Other Assets                                                             3,425                  2,612
                                                                              -------------          -------------


                  NET CASH (USED) BY
                     OPERATING ACTIVITIES                                           (39,956)              (326,796)
                                                                              --------------         -------------

CASH FLOW FROM INVESTING ACTIVITIES
             Purchase of Equipment                                                        -                 (5,649)
                                                                              -------------          -------------

                  NET CASH (USED) BY
                     INVESTING ACTIVITIES                                                 -                 (5,649)
                                                                              -------------          -------------

CASH FLOW FROM FINANCING ACTIVITIES
             Loan Proceeds - Related Party                                           70,000                 48,500
             Repayments of Borrowings -Related Parties                              (43,767)              (243,353)
             Proceeds From Sale of Common Stock                                           -                176,015
             Proceeds from Sale of Treasury Shares                                        -                355,602
                                                                              -------------          -------------
                  NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                                            26,233                336,764
                                                                              -------------          -------------

NET (DECREASE) INCREASE IN CASH                                                     (13,723)                 4,319

CASH AT BEGINNING OF PERIOD                                                          15,396                 11,077
                                                                              -------------          -------------

CASH AT END OF YEAR                                                           $       1,673          $      15,396
                                                                              =============          =============






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   (Continued)
                                       F-7

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY


                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                 2004                     2003
                                                                              -------------          -------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW
     INFORMATION
             Cash Paid During the Period For:
                Interest                                                      $       5,500          $       8,665
                                                                              =============          =============
                Income Taxes                                                  $           -          $           -
                                                                              =============          =============

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
             Investment in Securities Available-For-Sale                      $           -          $     100,000
             Unrealized Loss on Securities Available-For-Sale                             -               (100,000)
             Issuance of Common Stock as Settlement of Debt
                and Repossession of Oil and Gas Properties                          628,437                      -
             Transfer of Assets and Liabilities to Related Party
                as Settlement of Debt and Repossession of Oil
                and Gas Properties                                                 (628,437)                     -
             Disposal of Oil and Gas Property                                             -                100,000
             Shares Acquired in Disposal of Oil and
                Gas Property                                                              -               (100,000)
             Reduce Par Value of Common Stock                                             -               (783,324)
             Increase Paid -in - Capital for Change in
                Par Value of Common Stock                                                 -                783,324
                                                                              -------------          -------------

                                                                              $           -          $           -
                                                                              =============          =============



















                 The accompanying notes are an integral part of
                    these consolidated financial statements.
                                       F-8

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Historically, the Company has engaged primarily in the acquisition, development and exploration for and sale of oil and gas in the state of Texas. However, during the year ended September 30, 2004, it became apparent that the Company had to change its direction and focus due to its inability to meet its obligations. Prompted by a nonpayment clause in the joint operating agreement with Texas M.O.R., Inc. d/b/a/ Rife Oil Properties ("TXM"), the operator of the wells, the Company transferred all of its oil and gas interests to TXM in payment of those operating expenses. TXM is owned and controlled by Company directors. Assets transferred and liabilities released are as follows:

              Oil and Gas Properties                        $     1,000,000
                  Less Accumulated Depletion                        (86,580)
              Operating Expenses Settled                           (123,633)
                                                            ---------------

                                                            $       789,787
                                                            ===============

As part of the settlement, the Company reached an agreement with its debt holders, both related and nonrelated, whereby they would agree to convert their debt to shares of the Company's stock. The following represents the Company's assets transferred to and liabilities assumed by MOROIL, Inc. ("MOROIL"), a company owned by a Company director and the Company's major stockholder, in exchange for 16,650,229 shares of the Company's common stock valued at $.015, the quoted market price on September 9, 2004:

              Furniture and Fixtures - Net                  $         5,375
              Other Assets                                            3,425
              Accounts Payable
                   Matrix Drilling                                   (6,325)
                   MOROIL                                           (56,000)
              Franchise Tax Payable                                 (35,833)
              Notes Payable
                   MOROIL                                          (107,215)
                   Peric Consulting, LLC                            (53,180)
                                                            ---------------

                                                            $       249,753

                       Share Price                          /        $ .015
                                                            ---------------

              Shares Issued                                      16,650,229
                                                            ===============

On September 9, 2004, the Company also issued its common stock in payment of a note payable to Business Exchange, Inc. at the quoted market price of $.015 per share as follows:

              Note Payable                                  $       250,000
              Accrued Interest                                      128,684
                                                            ---------------

                                                            $       378,684

                       Share Price                          /        $ .015
                                                            ---------------

              Shares Issued                                      25,245,586
                                                            ================

                                   (Continued)
                                       F-9

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currently, the Company's purpose is to engage in any lawful corporate activity, including possible merger and acquisition opportunities. Since September 9, 2004, the Company has had no operations other than the occurrence of certain general and administrative expenses.

The Company is attempting to locate another business for the purpose of merging that company (the "Target Company") into the Company. It is possible that the Target Company will become a wholly owned subsidiary of the Company, or it may sell or transfer assets into the Company and not merge. The Company can offer no assurance that it will be successful in locating and merging with, or acquiring another entity.

Basis of Consolidation

The consolidated financial statements include the accounts of Matrix Energy Services Corporation and its 100% owned subsidiary, Spartan Resources Partners, G.P. ("Spartan"). Accordingly, all references herein to the "Company" include the consolidated results of its subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Oil and Gas Properties

Prior to the repossession of its oil and gas properties on September 9, 2004, the Company followed the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, were capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, were amortized on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects were not amortized until proved reserves associated with the projects can be determined or until impairment occurred. If the results of an assessment indicate that the properties were impaired, the amount of the impairment was added to the capitalized costs to be amortized.

In addition, the capitalized costs were subject to a "ceiling test", which basically limited such costs to the aggregate of the "estimated present value," discounted at 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties were accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss was recognized in income. Abandonment of properties were accounted for as adjustments of capitalized costs with no loss recognized.


                                   (Continued)
                                      F-10

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenues from the sale of oil and gas production were recognized when title passed, net of royalties.

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

Depreciation and Amortization

For the year ended September 30, 2003 and from October 1, 2003 to September 9, 2004, office equipment was stated at cost and depreciated using the straight-line method over their estimated useful lives of five (5) years. On September 9, 2004, office equipment and accumulated depreciation were transferred to MOROIL, a related company owned by a Company director in partial reduction of MOROIL debt:

                                                2004               2003
                                             ----------         ---------
         Office Equipment Costs               $ 10,676          $ 10,676
         Accumulated Depreciation               (5,301)           (3,540)
                                              --------          --------

         Net Office Equipment                    5,375             7,136
         Transferred to MOROIL                  (5,375)                -
                                              --------          --------

                                              $      -          $  7,136
                                              ========          ========

The costs of maintenance and repairs are charged to expense when incurred; costs of renewals and betterments are capitalized. Upon the sales or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in operations.

Fair Value of Financial Instruments

At September 30, 2003, the Company's financial instruments consisted of cash, accounts receivable, accounts payable and short-term debt. At September 30, 2004, the Company's financial instruments were cash and accounts payable. The carrying amounts of cash, accounts receivable, accounts payable and short-term debt approximated their fair value due to the relatively short maturity of these instruments.

Long - Lived Assets

Long - lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets, and long - lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment adjustments were required for the years ended September 30, 2004 or 2003.

                                   (Continued)
                                      F-11

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Statement Presentation

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

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

Stock-Based Compensation

In October 1999, the Company adopted its 1999 Stock Benefit Plan ("Plan") under which officers, employees, and individuals who management perceives to have contributed to the success of the Company may be granted shares of common stock or options to purchase common stock at a price determined by the administrators of the Plan. The maximum number of shares of the Company's common stock available for issuance under the Plan was 4,000,000. As of September 30, 2004, the number of shares available for future grants under the Plan was 1,780,000. The Company accounts for the issuance of these stocks and options pursuant to the guidance set forth in Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) using the fair value method. There were no shares issued from this Plan for the years ending September 30, 2004 and 2003. As of September 30, 2004, there were no stock options outstanding under this Plan.

In June 2002, the Company adopted its 2002 Stock Benefit Plan ("2002 Plan") under which officers, employees, and individuals who management perceives to have contributed to the success of the Company may be granted shares of common stock or options to purchase common stock at a price determined by the administrators of the 2002 Plan. The maximum number of shares of the Company's common stock available for issuance under the Plan was 3,000,000. As of September 30, 2004, the number of shares available for future grants under the Plan was 254,050. The Company accounts for the issuance of these stocks and options pursuant to the guidelines set forth in Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) using the fair value method. There were no shares issued from this Plan for the years ending September 30, 2004 and 2003. As of September 30, 2004, there were no stock options outstanding under this Plan.
                                   (Continued)
                                      F-12

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options

During the year ended September 30, 2002, the Company authorized the granting of options covering a total of 5,700,000 shares of the Company's common stock to certain consultants of the Company. These options were valued on their grant date using the Black-Scholes option-pricing model of $.28683 per share or $1,634,950. These options were exercised in 2003. There were no outstanding stock options at September 30, 2004.

       A summary of the Company's outstanding stock option transactions is as follows:

                                                                                 Years Ended September 30,
                                                                  --------------------------------------------------------
                                                                           2004                          2003
                                                                  ---------------------------   --------------------------
                                                                                   Weighted                     Weighted
                                                                                   Average                      Average
                                                                                   Exercise                     Exercise
                                                                      Shares         Price        Shares           Price
                                                                    ----------     -----------  -----------    ---------
     Outstanding at Beginning of Year                                        -     $       -     5,700,000     $        -
       Granted                                                               -             -             -              -
       Exercised                                                             -                  (5,700,000)             -
       Forfeited                                                             -             -             -              -
                                                                    ----------      --------    ----------     ----------

     Outstanding at End of Year                                              -     $       -             -     $        -
                                                                    ==========      ========    ==========     ==========



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


                                   (Continued)
                                      F-13

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Net (Loss) Per Share of Common Stock

Per share amounts have been computed based on the weighted average number of common shares outstanding during the period. Potential common stock has been excluded from the computation of earnings per share since the inclusion of options and warrants would be anti-dilutive.

NOTE 2:  NOTES PAYABLE

Notes payable at September 30, 2004 and 2003 consist of the following:

                                                                                  2004                   2003
                                                                               -----------            -----------

     a) Note Payable - Business Exchange Investments, Inc.                     $        -             $   250,000
                                                                               ----------             -----------

     b) Note Payable - Related Party                                                    -                  33,445
     c) Note Payable - Related Party                                                    -                  48,500
                                                                               ----------             -----------

                                                                                        -                  81,945

                                                                               $        -             $   331,945
                                                                               ==========             ===========


     a) The Company was indebted to Business Exchange Investment, Inc. under terms of a promissory note dated September 15, 1998. Terms of the note provide for interest at a rate of 10% per annum with an extended maturity date of September 15, 2004. The note is collateralized by 100% of the shares of Power Operating, Inc., an inactive subsidiary owned by the Company. On September 9, 2004, the $250,000 note, plus accrued interest of $128,684 was exchanged for 25,245,586 shares of the Company's common stock at $.015 per share, the quoted market price of the stock on the day the issuance of stock was authorized.

     b) The Company was indebted to MOROIL, Inc. under the terms of a 5% promissory note dated July 16, 2002, with an extended maturity date of September 1, 2004. From October 1, 2003 to September 9, 2004, MOROIL advanced additional operating loans and accrued additional interest aggregating $216,308. On September 9, 2004, this total debt of $249,753 was converted to 16,650,229 shares of the Company's common stock at $.015 per share, the quoted market price of the stock on the day the issuance of stock was authorized.

     c) The Company was indebted to Peric Consulting, LLC, a company managed by the Company's Chief Financial Officer, under the terms of a 6% promissory note dated March 15, 2003, in the amount of $48,500. The note plus accrued interest aggregating $53,180 was assumed by MOROIL on September 9, 2004.

                                   (Continued)
                                      F-14

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE 3:  CORRECTION OF AN ERROR

Outstanding shares of common stock were understated at September 30, 2003 by 5,700,000 shares. The adjustment to correct this error follows:

                                                                                                   Additional
                                                   Number of                 Par Value              Paid - In
                                                     Shares                   Amount                 Capital
                                                   ------------              -----------         ---------------
              As Previously Stated,
                September 30, 2003                   45,071,402              $    90,143         $   46,206,836

              Issuance of Option
               Shares                                 5,700,000                   11,400                (11,400)
                                                     ----------               ----------         --------------

              As Restated                            50,771,402              $   101,543         $   46,195,436
                                                     ==========               ==========         ==============




                                                          Weighted Average
                                                          Number of Shares                       Net Loss
                                                             Outstanding                         Per Share

              As Previously Stated,                                 46,000,833                   $      .09
                                                          ====================                   ==========
                September 30, 2003

              As Restated                                           47,360,379                   $      .09
                                                          ====================                   ==========





















                                   (Continued)
                                      F-15

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

NOTE 4:  INCOME TAXES

The components of the provision for income taxes are as follows:

                                                                                            September 30,
                                                                                 ------------------------
                                                                                    2004                   2003
                                                                                 ----------             -------
     Current Tax Expense
         U.S. Federal                                                            $       -              $       -
         State and Local                                                                 -                      -
                                                                                 ---------              ---------

             Total Current                                                       $       -              $       -
                                                                                 ---------              ---------

     Deferred Tax Expense
         U.S. Federal                                                            $       -              $       -
         State and Local                                                                 -                      -
                                                                                 ---------              ---------

             Total Deferred                                                      $       -              $       -
                                                                                 ---------              ---------

             Total Tax Provision from
                Continuing Operations                                            $       -              $       -
                                                                                 =========              =========


The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                                                    2004                   2003
                                                                                 ----------             -------

     Federal Income Tax Rate                                                        (34.0)%              (34.0)%
     Deferred Tax Charge (Credit)                                                       -                    -
     Effect of Valuation Allowance                                                   34.0 %               34.0 %
     State Income Tax, Net of Federal Benefit                                           -                    -
                                                                                    -------              -------

     Effective Income Tax Rate                                                        0.0 %                0.0 %
                                                                                    =======              =======

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

NOTE 4:  INCOME TAXES (CONTINUED)

At September 30, 2004, the Company had net carry-forward losses of approximately $32,958,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carry-forward.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                                          September 30,
                                                                              -----------------------------------
                                                                                 2004                   2003
                                                                              -------------          ------------
     Deferred Tax Assets (Liabilities):
         Loss Carry-forwards                                                  $  11,206,000          $  10,791,000
         Exploration Costs                                                                -                (23,000)
         Depreciation                                                                     -                (29,000)
         Impairment Loss                                                                  -              2,671,000
                                                                               ------------           -------------

                Net Tax Assets                                                   11,206,000             13,410,000
             Less: Valuation Allowance                                          (11,206,000)           (13,410,000)
                                                                               ------------           ------------

                Net Deferred Tax Assets                                       $           -          $           -
                                                                               ============           ============


Net tax operating loss carry-forwards expire in 2005 through 2019 as follows:


                         September 30,
                             2005                       $      5,000
                             2007                             65,000
                             2009                             16,000
                             2010                              3,000
                             2011                             28,000
                             2012                            303,000
                             2013                          2,329,000
                             2014                          3,901,000
                             2015                         17,612,000
                             2016                            772,000
                             2017                          2,330,000
                             2018                          4,357,000
                             2019                          1,237,000
                                                          ------------

                                                        $ 32,958,000

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE 5:  RELATED PARTY TRANSACTIONS

During the year ended September 30, 2004:

     a) On September 9, 2004, TXM, a company owned by a Director and the operator of the oil and gas wells, took possession of the Company's oil and gas leases in Corsicana, Texas for non-payment of lease operating expenses.

     b) On September 9, 2004, the Company issued 16,560,229 shares of its common stock to MOROIL, Inc., a company owned by a director, in settlement of various notes and accounts payable aggregating $249,753. Interest expense on the note was $1,537.

     c) TXM was the operator of all oil and gas leases owned by the Company. Prior to TXM'S repossession of the leases on September 9, 2004, TXM charged the Company $241,019 for operating the Company's oil and gas wells.

     d) The Company leases its office space from M.O. Rife, III Trust A, a trust owned by a Director. Rental expense for the year ended September 30, 2004 was $4,400.

     e) On September 9, 2004, the note payable to Peric Consulting, a company managed by the Company's CFO, in the amount of $48,500 plus accrued interest of $4,680 (totaling $53,180) was assumed by MOROIL, the Company's major stockholder owned by a Company director, as part of the repossession of the Company's oil and gas properties.

During the year ended September 30, 2003:

     a) TXM, a company owned by a Director is the operator of all oil and gas leases owned by the Company. For the year ended September 30, 2003, TXM charged the Company $228,448 for operating the Company's oil and gas wells.

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

     d) The Company leases its office space from M.O. Rife, III Trust A, a trust owned by a Director. Rental expense for the year ended September 30, 2003 was $36,000.

     f) The following amounts were due to various related parties at September 30, 2003:

                                                                   Net
                                                                 Accounts
                                                                 Payable

                Texas M.O. R., Inc.                              $    20,307
                M.O. Rife, III Trust A                                24,000
                MOROIL, Inc.                                          46,000
                Matrix Drilling                                        6,325
                                                                  -----------

                                                                 $    96,632
                                                                  ==========
                                      F-18

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003



NOTE 6:  CONSULTING AGREEMENTS

During the year ended September 30, 2002, the Company issued 13,550,000 shares of its common stock valued at $1,623,500 and 5,700,000 options to purchase the Company's common stock valued at $1,634,950 in payment of various consulting services. The shares of common stock were valued at the quoted market price on the day the issuance of stock was authorized. The options were valued using the Black-Scholes option-pricing model on the grant date. Included in the $3,258,450 of consulting fees was $2,221,794 recorded as prepaid consulting fees for future services through March 1, 2004. The balance of those prepaid consulting fees were amortized and charged to expense during the years ended September 30, 2004 and 2003, in the amounts of $93,750 and $2,128,044, respectively.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

For the years ended September 30, 2004 and 2003, the Company expensed $150 and $15,964 in equipment rental fees, respectively. As of September 30, 2004, the Company had no future commitments on non-cancelable operating leases.

The Company carries no general liability insurance.

On May 2, 2003, a judgment was issued against the Company for nonpayment of services in the amount of $128,000 plus interest at 10% and court costs. The Company was made aware of their judgment in late October 2004, and a liability has been recorded in accrued liabilities in the amount of $151,106 with the corresponding amount charged to general and administrative expenses.


NOTE 8:  SUPPLEMENTAL DISCLOSURE OF COMMON STOCK ACTIVITIES

During the year ended September 30, 2004, the Company issued the following shares of its common stock:

                                                                                    Number of
                            Reason For Issuance                                      Shares                    Value
                ---------------------------------                                --------------            --------------
                Settlement of Related Party Debt                                     16,650,229            $      249,753
                Settlement of Non-related Party Debt                                 25,245,586                   378,684
                                                                                     ----------            --------------

                                                                                     41,895,815            $      628,437
                                                                                     ==========            ==============


The fair value of the shares issued was determined by using the reported trading value on the date of issue.

During the year ended September 30, 2003, the Company's common stock transactions included:

                                                                                   Number of
                            Reason For Issuance                                      Shares                  Fair Value

                Sale of Common Stock                                                 3,553,366              $    176,015
                Sale of Treasury Shares                                              9,357,968                    87,622
                Shares Acquired in Disposal of an
                   Oil & Gas Property                                               (2,000,000)                 (100,000)
                Option Shares Issued                                                 5,700,000                         -
                                                                                    ----------              ------------

                                                                                    16,611,334              $   (163,637)
                                                                                    ==========              ============

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


NOTE 9:  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of September 30, 2004, the Company has a working capital deficit, of $152,190 and an accumulated deficit of $42,057,606. Based upon the Company's plan of operation, the Company estimates that existing resources will not be sufficient to fund the Company's working capital deficit. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to further scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.


NOTE 10: INVESTMENT IN MARKETABLE SECURITIES

At September 30, 2004, marketable securities were comprised of 2,000,000 shares of U.S. Home Properties, Inc.'s (formerly Career Worth, Inc.) equity securities classified as available-for-sale. Marketable securities considered available-for-sale are recorded in the financial statements at fair market value, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The corresponding unrealized gain or loss in the fair market value in relation to cost is accounted for as a separate item in the stockholders' equity section of the balance sheet.

Following are the market value, original cost, and unrealized loss on marketable securities available for sale as of September 30, 2004.


                                   Market                        Unrealized
                                   Value            Cost           (Loss)
                                -------------    -----------      ---------

U.S. Home Properties, Inc.
(formerly Career Worth, Inc.)   $           -    $ 5,020,000     $(5,020,000)
                                =============    ===========     ===========

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


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

                                                                                        September 30,
                                                                               -----------------------------------
                                                                                  2004                   2003
                                                                               ------------           ------------
     Capitalized Costs Relating to Oil and Gas
       Producing Activities at September 30:
         Proved Oil and Gas Properties                                         $          -           $  1,000,000
         Unproved Oil and Gas Properties                                                  -                      -
         Less: Accumulated Amortization and Impairment                                    -                (72,098)
                                                                               ------------           ------------

             Net Capitalized Costs                                             $          -           $    927,902
                                                                               ============           ============

     Costs Incurred in Oil and Gas Producing Activities for
       the Year Ended September 30,
         Property Acquisition Costs:
             Proved                                                            $          -           $          -
                                                                               ------------           ------------

     Results of Operations for Oil and Gas Producing
Activities for the Years Ended September 30,
         Oil and Gas Sales                                                     $    157,833           $    152,752
         Production (Lifting) Costs and Production Taxes                           (248,319)              (235,520)
         Amortization Expenses                                                      (14,483)               (18,313)
                                                                               ------------           ------------

                  Net Loss                                                         (104,969)              (101,081)

     Income Taxes                                                                         -                      -
                                                                               ------------           ------------

     Results of Operations for Oil and Gas Producing
       Activities (excluding corporate overhead and
       financing costs)                                                        $   (104,969)          $   (101,081)
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


                                   (Continued)
                                      F-21

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

NOTE 11: SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED) (CONTINUED)

The depreciation, depletion and amortization recognized as expense was $14,483 and $18,313 for the years ended September 30, 2004 and 2003, respectively.

As of September 9, 2004, the Company transferred ownership of its oil and gas leases pursuant to a nonpayment clause in the joint operating agreement with the operator of the wells, TXM, a company owned by the Company's Chairman of the Board. Therefore, as of September 30, 2004, the Company was no longer conducting business in the oil and gas industry.

                       CONSENT OF INDEPENDENT ACCOUNTANTS




We hereby consent to the incorporation of our report dated November 22, 2004, which is incorporated in this Annual Report on Form 10-K.



/s/ Killman, Murrell & Co., P.C.
Killman, Murrell & Co., P.C.

December 23, 2004

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended September 30, 2004, the Company has no changes or disagreements on the accounting and financial disclosures made by Killman, Murrell & Co., P.C.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Issuer has a 3-person board of directors, all of which positions are currently filled. The Directors and Executive Officers of the Issuer, their ages and present positions held with the Issuer are:



NAME                               AGE    POSITION HELD

M. O. Trey Rife III                64     Chairman of the Board & Director
Joe Bill Bennett                   57     Chief Executive Officer & Director
Mark S. Zouvas                     42     Chief Financial Officer & Director



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

M.O. Rife III, Chairman/Director. Mr. Rife was born in Fort Worth, Texas in 1939. He is 63 years old. He was elected to the Company's Board of Directors in May of 1997. Mr. Rife will serve as a Director until the next regularly held shareholder's meeting, or until his successor is elected and qualified. He currently serves as the Chairman of the Board. His family has been in the oil industry for three generations. His grandfather retired from Gulf Oil as a production superintendent and his father was an independent oil and gas operator for over forty years. Mr. Rife attended Texas Christian University and began working in the oil field when he was eighteen. He worked with his father for 15 years, then started his own company, Rife Oil Properties. For the past twenty-five years, he has served as President and Chief Executive Officer of Rife Oil Properties. He has been involved in the drilling, completion and operating of over 500 wells throughout the mid-continent Region.

Joe Bennett, Director, Chief Executive Officer. Mr. Bennett was born in Graham, Texas in 1946. He is 56 years old. He was elected to the Company's Board of Directors in May of 1997. Mr. Bennett will serve as a Director until the next regularly scheduled shareholder's meeting, or until his successor is elected and qualified. He currently serves as Chief Executive Officer of the Company after stepping down as CEO for a short period from March 1, 2002 to September 20, 2002. He has worked for the Company since September of 1994. Prior to being appointed Chief Executive Officer in September 1999, he served as a Vice-President of the Company. His family has been involved in the oil industry as independent oil and gas operators in North Texas for three generations. Mr. Bennett attended the University of Texas at Austin studying petroleum engineering. At the age of sixteen he began working summers in the oil field for the family business. He has over 30 years of experience in developing exploration projects, drilling and completing wells, and all phases of operations. From 1976 to 1980 Mr. Bennett helped organize and start up an aircraft overhaul business that employed over 100 people. As C.O.O., he was responsible for all operations and marketing. In 1981 Mr. Bennett became President and CEO of Bennett Resources, Inc. As head of the family business, he directed the development of exploration projects in Texas, Oklahoma, Kansas, Illinois, Kentucky and Tennessee. In 1994 Mr. Bennett joined Rife Oil Properties as VP Operations. His primary responsibilities were to oversee the company's stripper well acquisition program and to manage all operations of these properties using new production technology.

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

ITEM 10. EXECUTIVE COMPENSATION

Joe Bill Bennett has served as Chief Executive Officer since 1999. He received no compensation during the fiscal year ended September 30, 2004. In the fiscal year ended September 30, 2003, he received $52,200 in compensation, paid in the form of salary, per diem and car allowance.

Mark S. Zouvas has served as Chief Financial Officer since his re-appointment in May of 2003 and has received no compensation for his services during the period ending September 30, 2003 or the fiscal year ended September 30, 2004.

Compensation of Directors

M. O. Rife III, Chairman of the Board/Director since 1999, was not compensated for his services during the fiscal year ending September 30, 2004. For the year ended September 30, 2003, he was paid $2,250 as compensation for his services on the board of directors.

Joe Bill Bennett, CEO/Director since 1999, received no additional compensation for his services as a director for the years ending September 30, 2004 and 2003.

Mark S. Zouvas, CFO/Director since his re-appointment in May of 2003, received no compensation for his services as a director for the year ended September 30, 2004 and 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of December 23, 2004, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of December 23, 2004, there were 92,667,217 shares of Common Stock issued and outstanding.



                                                               Amount and Nature of
  Title of Class         Name and Address of Beneficial        Beneficial Ownership         Percent of class
  --------------         -------------------------------       --------------------         ----------------
                                      Owner
                                      -----

Common Stock              Joe Bill Bennett                           2,664                   0.003%
($0.002) par value        5416 Birchman
                          Fort Worth, TX 76107

Common Stock              M. O. Rife, III                            1,860                   0.002%
($0.002) par value        5601 El Campo
                          Fort Worth, Texas 76107

Common Stock              Mark S. Zouvas                               456                   0.000%
($0.002) par value        5416 Birchman Ave.
                          Fort Worth, TX 76107

Common Stock              Directors and Executive Officers           4,980                   0.005%
($0.002) par value        as a Group (3 individuals)

Common Stock              MOROIL, Inc.                          49,135,815                  53.0%
($0.002) par value        5416 Birchman Ave.
                          Fort Worth, TX 76107


Common Stock              Cede & Co.                            14,242,418                  15.4%
($.002) par value         PO Box 222
                          Bowling Green Station
                          New York, NY 10274

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2004:

On September 9, 2004, Texas M.O.R., Inc., d/b/a Rife Oil Properties (TXM), a company owned by a Director and the operator of the oil and gas wells, took possession of the Company's oil and gas leases in Corsicana, Texas for non-payment of lease operating expenses.

On September 9, 2004, the Company issued 16,560,229 shares of its common stock to MOROIL, Inc., a company owned by a Director, in settlement of various notes and accounts payable aggregating $249,753. Interest expense on the note was $1,537.

TXM was the operator of all oil and gas leases owned by the Company. Prior to TXM's repossession of the leases on September 9, 2004, TXM charged the Company $241,019 for operating the Company's oil and gas wells.

The Company leases its office space from M.O. Rife, III Trust A, a trust owned by a Director. Rental expense for the year ended September 30, 2004 was $4,400.

On September 9, 2004, the note payable to Peric Consulting, a company managed by the Company's CFO, in the amount of $48,500 plus accrued interest of $4,680 (totaling $53,180) was assumed by MOROIL, Inc., the Company's major stockholder, owned by a Company Director, as part of the repossession of the Company's oil and gas properties.


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

(b) Reports on Form 8-K. The Company filed 1 report on Form 8-K during the fourth quarter of the fiscal year ending September 30, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of December 2004.

                       Matrix Energy Services Corporation

               Joe Bennett, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Signature               Title                                  Date

/s/Joe Bill Bennett
---------------------
Joe Bill Bennett        Chief Executive Officer/Director       December 23, 2004


?s?Mark Zouvas
---------------------
Mark Zouvas             Chief Financial Officer/Director       December 23, 2004

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