Form 10QSB
period 2004-12-31
MATRIX ENERGY SERVICES CORP
filed 2005-02-17
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________ to _____________.



                        Commission file number:000-09419
                                               ---------


                       MATRIX ENERGY SERVICES CORPORATION
                --------------------------------------------------
                       (FORMERLY POWER EXPLORATION, INC.)
        (Exact name of small business issuer as specified in its charter)






   NEVADA                                                 84-0811647
---------------                                         --------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)




                   5416 Birchman Ave., Fort Worth, Texas 76107
                   -------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (817) 377-4464
                        --------------------------------
                           (Issuer's telephone number)


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

         The number of outstanding shares of the issuer's common stock, $0.002 par value (the only class of voting stock), as of December 31, 2004 was 45,071,402.

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION.....................................................9

ITEM 3.  CONTROLS AND PROCEDURES............................................11

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................11

SIGNATURES..................................................................12

INDEX TO EXHIBITS...........................................................13

CERTIFICATIONS..............................................................14

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        December 31,            September 30,
                                                                            2004                    2004
                                                                        ---------------         ----------------
                                                                        (Unaudited)
CURRENT ASSETS
   Cash                                                                 $         813           $      1,673
                                                                        -------------           -----------

          TOTAL CURRENT ASSETS                                                    813                  1,673
                                                                        -------------           ------------

OTHER ASSETS
   Investments Available-For-Sale                                                   -                      -
                                                                        -------------           ------------

          TOTAL OTHER ASSETS                                                        -                      -
                                                                        -------------           ------------

          TOTAL ASSETS                                                  $         813           $      1,673
                                                                        =============           ============


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES
   Accounts Payable and Accrued Liabilities                             $     168,795           $    151,106
   Accounts Payable - Related Party                                             2,250                      -
                                                                        -------------           ------------

           TOTAL CURRENT LIABILITIES                                          171,045                151,106
                                                                        -------------           ------------

STOCKHOLDERS' (DEFICIT)
   Common Stock, $.002 Par Value, 500,000,000
     Shares Authorized, 45,071,402 Shares
     Issued and Outstanding                                                   185,334                185,334
   Additional Paid-In-Capital                                              46,740,082             46,740,082
   Retained Deficit                                                       (42,075,648)           (42,054,849)
   Unrealized Loss on Securities Available-
     For-Sale                                                              (5,020,000)            (5,020,000)
                                                                        --------------          ------------

           TOTAL STOCKHOLDERS' (DEFICIT)                                     (170,232)              (149,433)
                                                                        -------------           ------------

           TOTAL LIABILITIES AND
             STOCKHOLDERS' (DEFICIT)                                    $         813           $      1,673
                                                                        =============           ============




                          The accompanying notes are an
            integral part of these consolidated financial statements.
                                       F-1

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Three Months Ended        Three Months Ended
                                                                December 31, 2004          December 31, 2003
                                                               ------------------------   -----------------------

REVENUE -Oil and Gas Sales                                           $            -           $       39,952
                                                                     --------------           --------------

COST OF REVENUE
   Lease Operating                                                                -                   80,226
   Production Taxes                                                               -                    1,850
   Depreciation, Depletion and Amortization                                       -                    4,827
                                                                     --------------           --------------

         TOTAL COST OF REVENUE                                                    -                   86,903
                                                                     --------------           --------------

         GROSS LOSS                                                               -                  (46,951)
                                                                     --------------           --------------

EXPENSES
   General and Administrative                                                20,799                   82,694
   Interest Expense                                                               -                    6,662
                                                                     --------------           --------------

         TOTAL EXPENSES                                                      20,799                   89,356
                                                                     --------------           --------------

         (LOSS) BEFORE INCOME TAXES                                         (20,799)                (136,307)

INCOME TAXES                                                                      -                        -
                                                                     --------------           --------------


         NET LOSS                                                    $      (20,799)          $     (136,307)
                                                                     ==============           ==============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                     45,071,402               45,071,402
                                                                     ==============           ==============

(LOSS) PER SHARE                                                     $        (.00)           $        (.00)
                                                                     =============            =============





                 The accompanying notes are an integral part of
                    these consolidated financial statements.
                                      F - 2

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                   Three Months Ended        Three Months Ended
                                                                    December 31, 2004          December 31, 2003
                                                                   -----------------------    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss)                                                         $        (20,799)          $      (136,307)
   Adjustment to Reconcile Net (Loss) to Net Cash
     From Operating Activities
      Depreciation, Depletion and Amortization                                       -                     5,413
   Changes in Operating Assets and Liabilities
      Related Party Receivable/Payable                                           2,250                    46,904
      Prepaid and Other Assets                                                       -                    56,250
      Accounts Payable and Accrued Expenses                                     17,689                    13,488
                                                                      ----------------           ----------------

          NET CASH (USED) IN
            OPERATING ACTIVITIES                                                  (860)                  (14,252)
                                                                      ----------------           ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in Related Party Note Payable                                            -                       413
                                                                      ----------------           ----------------

          NET CASH PROVIDED BY
           FINANCING ACTIVITIES                                                      -                       413
                                                                      ----------------           ---------------

NET (DECREASE) IN CASH                                                            (860)                  (13,839)

CASH AT BEGINNING OF PERIOD                                                      1,673                    15,396
                                                                       ---------------           ---------------

CASH AT END OF PERIOD                                                 $            813           $         1,557
                                                                      ================           ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
  INFORMATION
   Cash Paid During the Year For:
   Interest                                                           $              -           $         1,500
                                                                      ================           ===============
   Income Taxes                                                       $              -           $             -
                                                                      ================           ===============








                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Matrix Energy Services Corporation, (the "Company") for the year ended September 30, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

NOTE 2: CURRENT OPERATIONS

     During the year ended September 30, 2004, the operator of the Company's oil and gas wells, a related party, foreclosed on the Company's oil and gas properties due to nonpayment of operating expenses. As part of the foreclosure and settlement, the Company transferred substantially all of its assets and liabilities to MOROIL, a related party of both the Company and the operator of the oil and gas interests.


     Currently, the Company is actively seeking possible merger and acquisition opportunities. The Company has had no operations since September 9, 2004, other than certain general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

As used herein, the term "Company" refers to Matrix Energy Services Corporation (formerly Power Exploration, Inc.), a Nevada corporation, and its subsidiary and predecessors, unless the context indicates otherwise. Originally incorporated on October 31, 1979 in Colorado as Imperial Energy Corp., the Company adopted its present name in May of 2002. Current management obtained controlling ownership of the Company in October of 1999.

The Company is currently seeking possible merger and acquisition opportunities. The Company has had no operations since September 9, 2004.

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

General

During the first quarter of Fiscal 2005, Matrix Energy Services Corporation and its subsidiary (hereinafter "Matrix" unless the context indicates otherwise) continued to pursue capital financing alternatives and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of Matrix should be read in conjunction with the consolidated financial statements of Matrix and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

Gross revenues for the three months ended December 31, 2004, were $0 compared to $39,952 for the same period in 2003. There were no revenues in the current period because the Company has had no operations since September 9, 2004 (see notes to financial statements).

Costs and Expenses

Cost of revenues for the three months ended December 31, 2004, were $0 compared to $86,903 for the same period in 2003. The Company has had no operations since September 9, 2004 (see notes to financial statements).

General and administrative expenses were $20,799 for the three months ended December 31, 2004 compared to $89,356 for the same period in 2003. General and administrative fees decreased because prior years' prepaid consulting fees have been fully amortized and the Company is currently only incurring filing related expenses. Also, since the Company settled its debt by issuing stock, it no longer is accruing any interest expense.

Gross Loss

Gross losses for the three months ended December 31, 2004, were $0 compared to $46,951 for the same period in 2003. Again, the Company had no current operations.

Net losses for the three months ended December 31, 2004, were $20,799 compared to $136,307 for the same period in 2003. The losses for the current period were significantly smaller than for the same period in 2003 because the prepaid consulting fees from prior years were fully amortized and general and administrative expenses have been reduced to only those expenses necessary to meet public filing requirements.

Liquidity and Capital Resources

At December 31, 2004, the Company's only asset was cash in the amount of $813 as compared to $1,673 at September 30, 2004. The Company's working capital deficit of $170,232 at December 31, 2004 compared to a working capital deficit of $149,433 at September 30, 2004 shows an increase in working capital deficit of $20,799 for the year to date from the figure for the year ended September 30, 2004. The working capital deficit was increased by borrowing from related parties to pay general and administrative expenses and by current amounts payable to non-related parties for filing related expenses.

Net stockholders' equity in the Company was $170,232 as of December 31, 2004, compared to $149,433 at year-end on September 30, 2004. This decrease is due to general and administrative expenses and a lack of revenue.

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

  (b) Reports on Form 8-K      The Company filed 2 reports on Form 8-K
                  during the first quarter of the fiscal year ending September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Martix Energy Services Corporation
                                  (Registrant)




Date      February 15, 2005   /S/Joe Bill Bennett
                              ----------------------------------------------
                              Joe Bill Bennett, Chief Executive Officer



 Date     February 15, 2005   /S/Mark S. Zouvas
                              ----------------------------------------------
                              Mark S. Zouvas, Chief Financial Officer

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