Form 10QSB/A
period 2004-12-31
MATRIX ENERGY SERVICES CORP
filed 2005-02-28
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


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

         The number of outstanding shares of the issuer's common stock, $0.002 par value (the only class of voting stock), as of December 31, 2004 was 92,667,217.

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

STOCKHOLDERS' (DEFICIT)
   Common Stock, $.002 Par Value, 500,000,000
     Shares Authorized, 92,667,271 Shares
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
                                                                        =============           ============




                          The accompanying notes are an
            integral part of these consolidated financial statements.
                                       F-1

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Three Months Ended        Three Months Ended
                                                                December 31, 2004          December 31, 2003
                                                               ------------------------   -----------------------

REVENUE -Oil and Gas Sales                                           $            -           $       39,952
                                                                     --------------           --------------

COST OF REVENUE
   Lease Operating                                                                -                   80,226
   Production Taxes                                                               -                    1,850
   Depreciation, Depletion and Amortization                                       -                    4,827
                                                                     --------------           --------------

         TOTAL COST OF REVENUE                                                    -                   86,903
                                                                     --------------           --------------

         GROSS LOSS                                                               -                  (46,951)
                                                                     --------------           --------------

EXPENSES
   General and Administrative                                                20,799                   82,694
   Interest Expense                                                               -                    6,662
                                                                     --------------           --------------

         TOTAL EXPENSES                                                      20,799                   89,356
                                                                     --------------           --------------

         (LOSS) BEFORE INCOME TAXES                                         (20,799)                (136,307)

INCOME TAXES                                                                      -                        -
                                                                     --------------           --------------


         NET LOSS                                                    $      (20,799)          $     (136,307)
                                                                     ==============           ==============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                     92,667,271               45,071,402
                                                                     ==============           ==============

(LOSS) PER SHARE                                                     $        (.00)           $        (.00)
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


                                  Martix Energy Services Corporation
                                  (Registrant)




Date      February 24, 2005   /S/Joe Bill Bennett
                              ----------------------------------------------
                              Joe Bill Bennett, Chief Executive Officer



 Date     February 24, 2005   /S/Mark S. Zouvas
                              ----------------------------------------------
                              Mark S. Zouvas, Chief Financial Officer

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