Form 10QSB
period 2005-03-31
MATRIX ENERGY SERVICES CORP
filed 2005-05-23
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

[ ]      Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _______ to______ .


                        Commission file number:000-09419
                                    ---------


                       MATRIX ENERGY SERVICES CORPORATION
                       (FORMERLY POWER EXPLORATION, INC.)
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


                                 (817) 377-4464
                        ------------------------------
                           (Issuer's telephone number)


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

         The number of outstanding shares of the issuer's common stock, $0.002 par value (the only class of voting stock), as of March 31, 2005 was 92,667,217.

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION.........................7

ITEM 3.  CONTROLS AND PROCEDURES.............................................9

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................9

SIGNATURES...................................................................10

INDEX TO EXHIBITS............................................................11

CERTIFICATIONS...............................................................12

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                          March 31,             September 30,
                                                                            2005                    2004
                                                                       ---------------         ----------------
                                                                        (Unaudited)
CURRENT ASSETS
   Cash                                                                 $         434           $      1,673
                                                                        -------------           ------------


          TOTAL CURRENT ASSETS                                                    434                  1,673
                                                                        -------------           ------------

OTHER ASSETS
   Investments Available-For-Sale                                                   -                      -
                                                                        -------------            -----------

          TOTAL OTHER ASSETS                                                        -                      -
                                                                        -------------           ------------

          TOTAL ASSETS                                                  $         434           $      1,673
                                                                        =============           ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts Payable and Accrued Liabilities                                 $     168,654        $    151,106
   Accounts Payable - Related Party                                                 4,250                   -
                                                                             ------------        -------------

           TOTAL CURRENT LIABILITIES                                              172,904             151,106
                                                                             ------------        ------------

STOCKHOLDERS' EQUITY
   Common Stock, $.002 Par Value, 500,000,000
     Shares Authorized, 92,667,217 Shares
     Issued and Outstanding                                                       185,334             185,334
   Additional Paid-In-Capital                                                  46,740,082          46,740,082
   Retained Deficit                                                           (42,077,886)        (42,054,849)
   Unrealized Loss on Securities Available-
     For-Sale                                                                  (5,020,000)         (5,020,000)
                                                                            --------------        ------------

           TOTAL STOCKHOLDERS' (DEFICIT)                                         (172,470)           (149,433)
                                                                            --------------        ------------

           TOTAL LIABILITIES AND
             STOCKHOLDERS' (DEFICIT)                                       $          434        $      1,673
                                                                            ==============        ============





                           The accompanying note is an
            integral part of these consolidated financial statements.

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended                  Six Months Ended
                                                                       March 31,                          March 31,
                                                            ---------------------------------     -----------------
                                                               2005                2004               2005             2004
                                                            ------------        ------------      ------------       -----------

REVENUE - Oil and Gas Sales                                 $          -        $     47,115     $           -      $     87,067
                                                            ------------        ------------     -------------      ------------

COST OF REVENUE
     Lease Operating                                                   -              58,916                 -           139,142
     Production Taxes                                                  -               2,181                 -             4,031
     Depreciation, Depletion and
        Amortization                                                   -               4,828                 -             9,655
                                                            ------------        ------------       -----------       -----------

         TOTAL COST OF REVENUES                                        -              65,925                 -           152,828
                                                            ------------        ------------       -----------       -----------

         GROSS LOSS                                                    -             (18,810)                -           (65,761)
                                                            ------------        ------------       -----------       -----------

EXPENSES
     General and Administrative                                    2,238              57,315            23,037           140,009
     Interest Expense                                                  -               9,984                 -            16,646
                                                            ------------        ------------      ------------       -----------

          TOTAL EXPENSES                                           2,238              67,299            23,037           156,655
                                                            ------------        ------------      ------------       -----------

         (LOSS) BEFORE INCOME TAXES                               (2,238)            (86,109)          (23,037)         (222,416)
                                                            ------------        ------------      ------------       -----------

INCOME TAXES                                                           -                   -                 -                 -
                                                            ------------        ------------      ------------       -----------

          NET LOSS                                          $     (2,238)       $    (86,109)    $     (23,037)     $   (222,416)
                                                            ============        ============     =============      ============

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                       92,667,217          45,071,402        92,667,217        45,071,402
                                                            ============        ============     =============      ============

NET (LOSS) PER SHARE
    Continuing Operations                                   $       (.00)       $       (.00)    $        (.00)     $       (.00)
                                                            ============        ============     =============      ============
















                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            FOR THE SIX MONTHS ENDED
                             MARCH 31, 2005 AND 2004


                                                                                  2005                     2004
                                                                              --------------           -------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (Loss)                                                               $     (23,037)           $    (222,416)
     Adjustments to Reconcile Net (Loss) to Net Cash
         From Operating Activities
             Depreciation, Depletion and Amortization                                     -                   10,829
     Changes in Operating Assets and Liabilities
         Related Party Receivable/Payable                                             4,250                   91,416
         Prepaid and Other Assets                                                         -                   93,750
         Accounts Payable and Accrued Expenses                                       17,548                   13,989
                                                                              -------------            -------------

                  NET CASH (USED) IN
                     OPERATING ACTIVITIES                                            (1,239)                 (12,432)
                                                                              -------------            -------------

CASH FLOW FROM FINANCING ACTIVITIES
     Increase in Related Party Note Payable                                               -                      830
                                                                              -------------            -------------

                  NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                                                 -                      830
                                                                              -------------            -------------

NET (DECREASE) IN CASH                                                               (1,239)                 (11,602)

CASH AT BEGINNING OF PERIOD                                                           1,673                   15,396
                                                                              -------------            -------------

CASH AT END OF YEAR                                                           $         434            $       3,794
                                                                              =============            =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
     INFORMATION
             Cash Paid During the Period For:
                Interest                                                      $           -            $       3,000
                                                                              =============            =============
                Income Taxes                                                  $           -            $           -
                                                                              =============            =============













                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY


                          NOTE TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Matrix Energy Services Corporation for the year ended September 30, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

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

General

During the second quarter of Fiscal 2005, Matrix Energy Services Corporation and its subsidiaries (hereinafter "Matrix" unless the context indicates otherwise) continued to pursue capital financing alternatives and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of Matrix should be read in conjunction with the consolidated financial statements of Matrix and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

Gross revenues for the three and six months ended March 31, 2005 were $0 and $0 compared to $47,115 and $87,067 for the same periods in 2004. There were no revenues in the current period because the Company has had no operations since September 9, 2004.

Costs and Expenses

Cost of revenues for the three and six months ended March 31, 2005 were $0 and $0 compared to $65,925 and $152,828 for the same periods in 2004. The Company has had no operations since September 9, 2004.

General and administrative expenses were $2,238 and $23,037 for the three and six months ended March 31, 2005 compared to $57,315 and $140,009 for the same periods in 2004. General and administrative fees decreased because prior years' prepaid consulting fees have been fully amortized and the Company is currently only incurring filing related expenses. Also, since the Company settled its debt by issuing stock, it no longer is accruing any interest expense.

Gross Loss

Gross losses for the three and six months ended March 31, 2005 were $0 and $0 compared to $18,810 and $65,761 for the same periods in 2004. The Company has had no operations since September 9, 2004.

Net losses for the three and six months ended March 31, 2005, were $2,238 and $23,037 compared to $86,109 and $222,416 for the same periods in 2004. The losses for the current periods were significantly smaller than for the same periods in 2004 because the prepaid consulting fees from prior years were fully amortized and general and administrative expenses have been reduced to only those expenses necessary to meet public filing requirements.

Liquidity and Capital Resources

At March 31, 2005, the Company's only asset was cash in the amount of $434 as compared to $1,673 at September 30, 2004. The Company's working capital deficit of $172,470 at March 31, 2005 compared to a working capital deficit of $149,433 at September 30, 2004 shows an increase in working capital deficit of $23,037 for the year to date from the figure for the year ended September 30, 2004. The working capital deficit was increased by borrowing from related parties to pay general and administrative expenses and by current amounts payable to non-related parties for filing related expenses.

Net stockholders' deficit in the Company was $172,470 as of March 31, 2005, compared to $149,433 at year-end on September 30, 2004. This decrease is due to general and administrative expenses and a lack of revenue.

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


                                  Martix Energy Services Corporation.
                                  (Registrant)




Date      May 19, 2005   /S/Joe Bill Bennett
                        --------------------------------------------------
                        Joe Bill Bennett, Chief Executive Officer



 Date      May 19, 2005 /S/Mike S. Zouvas
                        --------------------------------------------------
                        Mark S. Zouvas, Chief Financial Officer

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