Form 10QSB
period 2005-06-30
MATRIX ENERGY SERVICES CORP
filed 2005-08-15
CIK 316621

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number:000-09419

MATRIX ENERGY SERVICES CORPORATION

(FORMERLY POWER EXPLORATION, INC.)

(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	84-0811647 (I.R.S. Employer Identification No.)

5416 Birchman Ave., Fort Worth, Texas 76107

(Address of principal executive office) (Zip Code)

(801) 273-9300

(Issuers telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

The number of outstanding shares of the issuers common stock, $0.002 par value (the only class of voting stock), as of June 30, 2005 was 92,667,217.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS 3

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION9

ITEM 3. CONTROLS AND PROCEDURES11

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K 11

SIGNATURES 12

INDEX TO EXHIBITS 13

CERTIFICATIONS 14

MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

June 30, September 30,

2005 2004

(Unaudited)

CURRENT ASSETS

Cash $ 248 $ 1,673

TOTAL CURRENT ASSETS 248 1,673

OTHER ASSETS

Investments Available  For  Sale

TOTAL OTHER ASSETS

TOTAL ASSETS $ 248 $ 1,673

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities $ 170,068 $ 151,106

Accounts Payable  Related Party 10,750

TOTAL CURRENT LIABILITIES 180,818 151,106

STOCKHOLDERS DEFICIT

Common Stock, $.002 Par Value, 500,000,000

Shares Authorized, 92,667,217 Shares

Issued and Outstanding 185,334 185,334

Additional Paid-In-Capital 46,740,082 46,740,082

Retained Deficit (42,085,986) (42,054,849)

Unrealized Loss on Securities Available-

For-Sale (5,020,000) (5,020,000)

TOTAL STOCKHOLDERS DEFICIT (180,570) (149,433)

TOTAL LIABILITIES AND

STOCKHOLDERS DEFICIT $ 248 $ 1,673

The accompanying note is an

integral part of these consolidated financial statements.

MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

REVENUE Oil and Gas Sales	$	$ 44,077	$	$ 131,144

COST OF REVENUE
Lease Operating		62,872		202,014
Production Taxes		2,036		6,067
Depreciation, Depletion and Amortization		4,828		14,483

TOTAL COST OF REVENUES		69,736		222,564

GROSS LOSS		(25,659)		(91,420)

EXPENSES
General and Administrative	8,100	16,569	31,137	156,578
Interest Expense		7,517		24,163

TOTAL EXPENSES	8,100	24,086	31,137	180,741

(LOSS) BEFORE INCOME TAXES	(8,100)	(49,745)	(31,137)	(272,161)

INCOME TAXES

NET LOSS	$ (8,100)	$ (49,745)	$ (31,137)	$ (272,161)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	92,667,287	45,071,402	92,667,287	45,071,402

NET (LOSS) PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of

these consolidated financial statements.

MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE NINE MONTHS ENDED

JUNE 30, 2005 AND 2004

	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net (Loss)	$ (31,137)	$ (272,161)
Adjustments to Reconcile Net (Loss) to Net Cash
From Operating Activities
Depreciation, Depletion and Amortization		16,242
Changes in Operating Assets and Liabilities
Related Party Receivable/Payable	10,750	127,893
Prepaid and Other Assets		93,750
Accounts Payable and Accrued Expenses	18,962	25,706

NET CASH (USED) IN OPERATING ACTIVITIES	(1,425)	(8,570)

CASH FLOW FROM FINANCING ACTIVITIES
Increase in Related Party Note Payable		1,253

NET CASH PROVIDED BY FINANCING ACTIVITIES		1,253

NET (DECREASE) IN CASH	(1,425)	(7,317)

CASH AT BEGINNING OF PERIOD	1,673	15,396

CASH AT END OF YEAR	$ 248	$ 8,079

SUPPLEMENTAL SCHEDULE OF CASH FLOW
INFORMATION
Cash Paid During the Period For:
Interest	$	$ 4,500
Income Taxes	$	$

The accompanying notes are an integral part of

these consolidated financial statements.

F3

MATRIX ENERGY SERVICES CORPORATION AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Matrix Energy Services Corporation for the year ended September 30, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

As used herein, the term "Company" refers to Matrix Energy Services Corporation (formerly Power Exploration, Inc.), a Nevada corporation, and its subsidiary and predecessors, unless the context indicates otherwise. Originally incorporated on October 31, 1979 in Colorado as Imperial Energy Corp., the Company adopted its present name in May of 2002. Current management obtained controlling ownership of the Company in July 2005.

The Company has had no operations since September 9, 2004. The Company is currently looking for a business opportunity. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation, bylaws or by contract, stockholders' approval may not be sought.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any participation in or the acquisition of any business prospect, will be profitable.

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

General

During the quarter ending June 30, 2005, Matrix Energy Services Corporation and its subsidiary (hereinafter "Matrix" unless the context indicates otherwise) continued to pursue potential business opportunities and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of Matrix should be read in conjunction with the consolidated financial statements of Matrix and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

The Company had no revenues for the three months ended June 30, 2005, compared to gross revenue of $44,077 for the same period in 2004. There were no revenues in the current period because the Company has had no operations since September 9, 2004.

Costs and Expenses

General and administrative expenses were $8,100 for the three months ended June 30, 2005 compared to $24,086 for the same period in 2004, which reflect the termination of operations prior to the June 2005 quarter. Management anticipates expenses to remain similar in future quarters with the terminations of business operations.

Gross Loss

Losses for the three months ended June 30, 2005, were $8,100 compared to $49,745 for the same period in 2004. The reduction in loss is the result of the termination of operations. Management anticipates continued losses until new business is developed.

Liquidity and Capital Resources

At June 30, 2005, the Companys only asset was cash in the amount of $248 as compared to $1,673 at September 30, 2004. The Companys working capital deficit of $180,570 at June 30, 2005 compared to a working capital deficit of $149,433 at September 30, 2004 shows an increase in working capital deficit of $31,137 for the year to date from the figure for the year ended September 30, 2004. The working capital deficit was increased by borrowing from related parties to pay general and administrative expenses and by current amounts payable to non-related parties for filing related expenses.

Stockholders deficit in the Company was $180,570 as of June 30, 2005, compared to $149,433 at year-end on September 30, 2004. This decrease is due to general and administrative expenses and a lack of revenue.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

It is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders as it has only limited capital and no operations.

The Company does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis." The Company does intend to reimburse its officers and directors for out of pocket costs.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Companys Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to the Companys management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Companys management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Companys disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Companys disclosure controls and procedures were effective. There have been no significant changes in the Companys internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the

Index to Exhibits on page 5 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K The Company filed one report on Form 8-K during the quarter ending June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Martix Energy Services Corporation.

(Registrant)

Date August 12, 2005 By:__________________________________

Jim Anderson, Chief Executive Officer

Date August 12, 2005 /S/__________________________________

Jim Anderson, Chief Financial Officer

Index to Exhibits

EXHIBIT PAGE

NO. NO. DESCRIPTION

2.1  Plan of Reorganization and Change of Situs by which Titan

Energy Corp., and Power Exploration, Inc. Changes Its Place

of Incorporation.

2.2  Agreement and Plan of Merger Between Power Exploration,

Inc. (Nevada) and Power Exploration, Inc. (Colorado).

August 1, 1998.

2.3  Articles of Merger Between Power Exploration, Inc. (Nevada)

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

3.6 * By Laws of Power Exploration, Inc. (Nevada) Dated June 1,

1998.

31.01 CEO certification Pursuant to 18 USC Section 1350, as

adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

This Filing

31.02 CFO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

This Filing

32.01 CEO Certification pursuant to section 906 This Filing

32.02 CFO Certification pursuant to Section 906 This Filing

* Previously filed and incorporated herein by reference from the Form 10-KSB filed January 14, 2000.

CERTIFICATION

I, Jim Anderson, certify that:

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

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: August 12, 2005

/s/

Jim Anderson, Chief Executive Officer

CERTIFICATION

I, Jim Anderson, certify that:

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

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: August 12, 2005

/s/

Jim Anderson, Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Matrix Energy Services Corporation (the "Company"), on Form 10-QSB, as amended, for the period ending June 30, 2005(the "Report"), I, Jim Anderson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/

Jim Anderson, Chief Executive Officer

August 12, 2005

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Matrix Energy Services Corporation (the "Company"), on Form 10-QSB, as amended, for the period ending June 30, 2005(the "Report"), I, Jim Anderson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/

Jim Anderson, Chief Financial Officer

August 12, 2005