Form 10KSB
period 2005-09-30
MATRIX ENERGY SERVICES CORP
filed 2006-01-13
CIK 316621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the fiscal year ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-09419

MATRIX ENERGY SERVICES CORPORATION

(Exact name of Registrant as specified in its charter)

State or other jurisdiction of  incorporation or organization: Nevada

IRS Employer Identification No: 84-0811647

378 North Main, #124; Layton, UT 84041

(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 497-9075

Securities registered pursuant to Section 12(b) of the Act: Common Stock (par value $0.002 per share)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 12 or 15(d)D of the Exchange Act. [ ]

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). [ X ]

Revenue for the year ended September 30, 2005: $0

As of December 23, 2005 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of December 10, 2005, the number of shares outstanding of the Registrant's Common Stock was 92,667,217.

TABLE OF CONTENTS

PART I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security-Holders

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

PART III

Item 9. Directors and Executive Officers

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Principle Accountant Fees and Services

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

("THE COMPANY"), ITS ABILITY TO SERVICE ITS INDEBTEDNESS, ITS STRATEGIC PLANS INCLUDING, ITS ABILITY TO LIST ITS STOCK ON THE OVER THE COUNTER ELECTRONIC BULLETIN BOARD (OTC-EBB) AND OTHER MATTERS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS WITH RESPECT TO ANY SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED IN THIS FORM 10-KSB, INCLUDING, WITHOUT LIMITATION, IN CONJUNCTION WITH THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Matrix Energy Services Corp., ("the Company") and its subsidiaries and predecessors, unless the context indicates otherwise, was organized under the laws of the State of Colorado on October 31, 1979 under the name Imperial Energy Corp. During its history, the Company has changed its name several times. At different times the Company has been known as Imperial Energy Corp., Funscape Corp., Oil Retrieval Systems, Inc., Titan Energy Corp., Inc. and Power Exploration, Inc. The Company changed its domicile to Nevada on May 31, 1998 through a merger of Titan Energy Corp., Inc., a Colorado Corporation, with a Nevada corporation bearing the name Power Exploration, Inc. In May 2002, the Company changed to the present name of Matrix Energy Services Corporation. Current management obtained controlling ownership of the Company in July 2005.

The Company has had no operations since September 2004. The Company is currently looking for a business opportunity. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation, bylaws or by contract, stockholders' approval may not be sought.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently operates from the office of the Company's legal counsel and pays no rent or expenses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "MXES". As of December 15, 2005, the Company had approximately 2,500 shareholders of record.

The following table represents the range of the high and low bid prices of the Company's stock as reported by the OTC Bulletin Board Historical Data Service. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The Company cannot ensure that an active public market will develop in its common stock or that a shareholder may be able to liquidate his investment without considerable delay, if at all.

Year	Quarter Ended	High	Low
2003	September 30 December 31	$0.07 .07	$0.04 .04
2004	March 31 June 30 September 30 December 31	$0.06 .05 .03 .02	$0.03 .03 .02 .02
2005	March 31 June 30 September 30	$0.05 .03 .04	$0.01 .02 .01

The Company shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer's net tangible assets. The Company's shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for the transaction involving a penny stock, other rules apply. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Dividends.

The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The present intention of management is to utilize all available funds for the development of the Company's business. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

The following is a list of all securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

In June 2005, Portsmith Partners of Nevada, Inc, ("Portsmith") acquired 49,135,815 shares of the Company's common stock from MorOil, Inc. There were no further issuances and no change to the amount of outstanding common shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the Company's performance and it should be read in conjunction with the financial statements (including related notes) accompanying this Report. Certain statements contained herein may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those expectations due to changes in global politics, economics, business, competitors, competition, markets and regulatory factors. More information about these factors has been or will be contained in the Company's filings with the Security and Exchange Commission.

Results of Operations

During the year ended September 30, 2004, the operator of the Company's oil and gas wells foreclosed on the Company's oil and gas properties due to two years of non-payment of operating and related expenses. Currently the Company is actively seeking possible merger and acquisition opportunities. The Company has had no operations since September 9, 2004, other than certain general and administrative expenses. At this time, there has been no business identified which will be acquired or started.

The Company incurred a net loss for the fiscal year ended September 30, 2005 of ($5,261,450) as compared to a net loss of ($1,236,893) for the fiscal year ended September 30, 2004. At September 30, 2005, the Company had a deficit net worth of $(42,296,299) and negative working capital of ($390,883). These factors create substantial doubt about the Company's ability to continue as a going concern.

General and administrative expenses decreased by $81,104 from $317,243 in 2004 to $236,139 in 2005. This decrease was principally due to cessation of operations.

The interest expense decreased from $29,134 in September 2004 to $5,311 for September 2005. The decrease is primarily the result of the Company paying down the debt throughout 2003.

Liquidity and Capital Resources

As of September 30, 2005, the Company had $212 in cash and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. Historically, the Company has been successful in raising operational capital. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

It is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management, but also expense associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders as it has only limited capital and no operations.

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

ITEM 7. FINANCIAL STATEMENTS

(a) The following financial statements of the Company and its subsidiaries have been filed as part of this report:

Consolidated Statements of Stockholders' (Deficit) and Comprehensive Loss for the years

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Matrix Energy Services Corporation and Subsidiary

Layton, Utah

We have audited the accompanying consolidated balance sheets of Matrix Energy Services Corporation and Subsidiary as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' (deficit) and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Energy Services Corporation and Subsidiary as of September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Killman, Murrell & Company, P.C.

KILLMAN, MURRELL & COMPANY, P.C.

Odessa, Texas

January 3, 2006

Matrix Energy Services Corporation and Subsidiary

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	September 30, 2004
Current Assets
Cash	$ 212	$ 1,673
Total Current Assets	$ 212	$ 1,673

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts Payable and Accrued Expenses	$ 180,345	$ 151,106
Notes Payable - Note 2	210,750	-
Total Current Liabilities	391,095	151,106
Commitments and Contingencies	-	-
Stockholders' (Deficit)
Common Stock; $.002 Par Value; 500,000,000 Shares Authorized; 92,667,217 Shares Issued and Outstanding as of September 30, 2005 and 2004, respectively	185,334	185,334
Additional Paid-In Capital	46,740,082	46,740,082
Retained Deficit	(47,316,299)	(42,054,849)
Unrealized Loss on Securities Available-for-Sale - Note 6	-	(5,020,000)
Total Stockholders'(Deficit)	(390,883)	(149,433)
Total Liabilities & Stockholders' (Deficit)	$ 212	$ 1,673

The accompanying notes are an integral part of these consolidated financial statements.

Matrix Energy Services Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30, 2005	September 30, 2004
REVENUE - Oil and Gas Sales	$ -	$ 157,833

COST OF REVENUE
Lease Operating	-	241,019
Production Taxes	-	7,300
Depreciation, Depletion and Amortization	-	14,483
TOTAL COST OF REVENUES	-	262,802
GROSS LOSS	-	(104,969)

EXPENSES
General & Administrative	236,139	317,243
Interest	5,311	29,134
TOTAL EXPENSES	241,450	346,377
LOSS BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	(241,450)	(451,346)

OTHER INCOME (EXPENSES)
Loss on Worthless Securities - Note 6	(5,020,000)	-
Liability Settlement	-	4,240
Loss on Repossession of Oil and Gas Properties	-	(789,787)
LOSS BEFORE INCOME TAXES	(5,261,450)	(1,236,893)

INCOME TAXES - Note 3	-	-
NET LOSS	$ (5,261,450)	$ (1,236,893)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	92,667,217	53,994,162
NET (LOSS) PER SHARE:	$ (0.06)	$ (0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Matrix Energy Services Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net (Loss)	$ (5,261,450)	$ (1,236,893)
Adjustments to Reconcile Net (Loss) to Net Cash From Operating Activities:
Depreciation, Depletion and Amortization	-	16,243
Prepaid Consulting	-	93,750
Loss on Disposal of Assets	-	789,787
Loss on Worthless Securities	5,020,000
Changes in Operating Assets and Liabilities:
Accounts Payable - Related Parties	-	138,118
Accounts Payable and Accrued Expenses	29,239	155,614
Other Assets	-	3,425
Net Cash Provided (Used) by Operating Activities	(212,211)	(39,956)
Cash Flows from Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Loan Proceeds - Related Party	-	70,000
Repayments of Borrowings - Related Parties	-	(43,767)
Notes Payable Borrowings	210,750	-
Net Cash Provided By Financing Activities	210,750	26,233

(Decrease) in Cash	(1,461)	(13,723)
Cash, Beginning of Period	1,673	15,396
Cash, End of Period	$ 212	$ 1,673

The accompanying notes are an integral part of these consolidated financial statements.
Matrix Energy Services Corporation and Subsidiary CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended September 30, 2005 and 2004 (Continued)
	2005	2004
Supplemental Disclosure
Interest Paid	$ -	$ 5,500

Income Taxes Paid (Including Interest & Penalties)	$ -	$ -
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Issuance of Common Stock as Settlement of Debt and Repossession of Oil and Gas Properties	$ -	$ 628,437
Transfer of Assets and Liabilities to Related part as Settlement of debt and Repossession of Oil and Gas Properties	-	(628,437)
	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Matrix Energy Services Corporation and Subsidiary

STATEMENTS OF STOCKHOLDERS' (DEFICIT)

For the Period From September 30, 2003 to September 30, 2005

BALANCE, SEPTEMBER 30,
Issuance of Shares as
COMPREHENSIVE LOSS,
BALANCE, SEPTEMBER 30,
Realized Loss on Securities	-	-	-	5,020,000	-	5,020,000
COMPREHENSIVE LOSS,
Net Loss	-	-	-	-	(5,261,450)	(5,261,450)
BALANCE, SEPTEMBER 30,

The accompanying notes are an integral part of these consolidated financial statements.

Matrix Energy Services Corporation and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Historically, Matrix Energy Services Corporation and its wholly-owned subsidiary, Spartan Resources Partners, G.P. ("the Company") has engaged primarily in the acquisition, development and exploration for and sale of oil and gas in the state of Texas. Currently, the Company's purpose is to engage in any lawful corporate activity, including possible merger and acquisition opportunities.

During the year ended September 30, 2005, the Company ceased its oil and gas operations issuing over 41,000,000 shares of the Company's common stock in payment of its debts. At that time, the Company began to actively seek a suitable business to be a merger candidate for the Company.

Effective June 16, 2005, the Company's controlling shareholder sold its 49,135,815 shares of the Company's common stock to Portsmith Partners of Nevada, Inc. At that time all of the Company's officers and directors changed.

The Company is attempting to locate a business for the purpose of merging that company (the
"Target Company") into the Company. It is possible that the Target Company will become a wholly owned subsidiary of the Company, or it may sell or transfer assets into the Company and not merge.
The Company can offer no assurance that it will be successful in locating and merging with, or acquiring another entity.

Basis of Consolidation

The consolidated financial statements include the accounts of Matrix Energy Services Corporation and its 100% owned subsidiary, Spartan Resources Partners, G.P. ("Spartan"). Accordingly, all
references herein to the "Company" include the consolidated results of the Company and its subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

September 30, 2005 and 2004

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

Sales of proved and unproved properties were accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss was recognized in income. Abandonments of properties were accounted for as adjustments of capitalized costs with no loss recognized.

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

Fair Value of Financial Instruments

As of September 30, 2005 and 2004, the Company's financial instruments were cash, accounts payable and short term debt.. The carrying amounts of cash, accounts payable and short-term debt approximated their fair value due to the relatively short maturity of these instruments.

Matrix Energy Services Corporation and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

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

Comprehensive Income

In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. This statement establishes standards for the reporting and display of comprehensive income and its components
(revenues, expenses, gains and losses) in the financial statements. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. Statement No. 130 had no impact on the financial condition or results of operations of the Company, but required changes in the Company's disclosure and presentation requirements. The principal change was the disclosure of the components of and total comprehensive income within the Consolidated Statements of Stockholders' Deficit.

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

Matrix Energy Services Corporation and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2005, the financial Accounting Standards Board ("FASB") issued SFAS No. 154 "Accounting Changes and Error corrections" (SFAS NO. 154"), which replaces APB Opinion No. 20, "Accounting Changes, and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", which requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impractical to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement". SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Management of the Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchase under employee stock purchase plans, to be recognized as operating expense in the income statement. The cost is recognized over the requisite service period based on fair valued measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. In April 2005, the SEC approved a change in the effective date of SFAS No. 123R for public companies to be effective in the annual, rather than interim, periods beginning after June 14, 2005. SFAS No. 123R is effective for the Company beginning July 1, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107") "Share-Based Payment", which expressed views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 also provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. Management of the Company does not believe the adoption of SFAS No. 123R will have a material impact on its financial statements.

NOTE 2: NOTES PAYABLE

Notes payable at September 30, 2005 and 2004 consist of the following:
	2005	2004
Note Payable - (a)	$ 10,750	$ -
Notes Payable - (b)	200,000	-
Total	$ 210,750	$ -

Matrix Energy Services Corporation and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

NOTE 2: NOTES PAYABLE (Continued)

a) The Company is indebted to Global Funding Group, Inc. under the terms of a 10%  promissory note dated July 1, 2005.  The monies were loaned to the company prior to the change in shareholder control.  Interest was accrued on the note in the amount of $270 for the year ended September 30,
2005.  The balance plus accrued interest is due on demand.

b) The Company executed a ten percent (10%) promissory note to a consulting firm in the amount of $200,000.  The note is convertible into shares of the Company's common stock at the conversion price of par value per share, provided such conversion cannot result in the issuance of control to any one person.  Interest in the amount of $5,041 has been accrued for the year ended September 30,
2005.  The balance plus accrued interest is due on demand.

NOTE 3: INCOME TAXES

The components of the provision for income taxes are as follows:

September 30,

Current Tax Expense

2005

2004

U.S. Federal
$ -
$ -

State and Local
-
-

Total Current
$ -
$ -

Deferred Tax Expense

U.S. Federal
$ -
$ -

State and Local
-
-

Total Deferred
$ -
$ -

Total Tax Provision from

Matrix Energy Services Corporation and Subsidiary

Notes to Consolidated  Financial Statements

September 30, 2005 and 2004

NOTE 3: INCOME TAXES (Continued)

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

2004

2005

Federal Income Tax Rate
(34%)
(34%)

Deferred Tax Charge (Credit)
-
-

Effect of Valuation Allowance
34%
34%

State Income Tax, Net of Federal

Effective Income Tax Rate
0.0%
0.0%

At September 30, 2005, the Company had net carry-forward losses of approximately $38,214,000.
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

September 30,
September 30,

Deferred Tax Assets (Liabilities)

Loss Carry-forwards
$ 12,992,000
$ 11,206,000

Net Tax Assets
12,992,000
11,206,000

Less: Valuation Allowance
(12,992,000)
(11,206,000)

Net Deferred Tax Assets
$ -
$ -

Matrix Energy Services Corporation and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

NOTE 3: INCOME TAXES (CONTINUED)

Net tax operating loss carry-forwards expire in 2007 through 2020 as follows:

September 30,

2007
$ 65,000

2009
16,000

2010
3,000

2011
28,000

2012
303,000

2013
2,329,000

2014
3,901,000

2015
17,612,000

2016
772,000

2017
2,330,000

2018
4,357,000

2019
1,237,000

2020
5,261,000

$ 38,214,000

NOTE 4: COMMITMENTS AND CONTINGENCIES

   On May 2, 2003, a judgment was issued against the Company for nonpayment of services in the amount of $128,000 plus interest at 10% and court costs. The Company was made aware of their judgment in late October 2004, and a liability has been recorded in accrued liabilities in the amount of $151,106 with the corresponding amount charged to general and administrative expenses. No additional  interest is accruing on this judgement.

Matrix Energy Services Corporation and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

NOTE 5: GOING CONCERN

 The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of September 30, 2005, the Company has a working capital deficit, of $390,883 and an accumulated deficit of $47,316,299. Based upon the Company's plan of operation, the Company estimates that existing resources will not be sufficient to fund the Company's working capital deficit. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all.
If the Company is unable to obtain such financing, the Company will be forced to further scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.

NOTE 6: INVESTMENT IN MARKETABLE SECURITIES

At September 30, 2004, marketable securities were comprised of 2,000,000 shares of U.S. Home
Properties, Inc.'s (formerly Career Worth, Inc.) equity securities classified as available-for-sale.
Marketable securities considered available-for-sale are recorded in the financial statements at fair market value, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity
Securities. The corresponding unrealized gain or loss in the fair market value in relation to cost is accounted for as a separate item in the stockholders' equity section of the balance sheet until sold or declared worthless.

During the year ended September 30, 2005, U.S. Home Properties ceased being a tradeable security and became worthless.  Therefore, the Company recorded a realized loss of $5,020,000 and transferred the $5,020,000 of Comprehensive loss to the statement of operations.

Following are the market value, original cost, and realized loss on marketable securities available for sale as of September 30, 2005.

Market Value
Cost
Realized (Loss)

U.S. Home Properties, Inc.

NOTE 7: SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

As of September 9, 2004, the Company transferred ownership of its oil and gas leases pursuant to a nonpayment clause in the joint operating agreement with the operator of the wells, TXM, a company owned by the Company's former Chairman of the Board. Therefore, as of September 30, 2004, the
Company was no longer conducting business in the oil and gas industry.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

 For the fiscal year ended September 30, 2005, the Company has no changes or disagreements on the accounting and financial disclosures made by Killman, Murrell & Company, P.C.

ITEM 8A.  CONTROLS AND PROCEDURES

 (a) Evaluation of disclosure controls and procedures.  The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB, have concluded that the Company's disclosure controls over financial reporting  and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

 (b) Changes in internal controls over financial reporting.  There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

ITEM 8B.  OTHER INFORMATION

Reports filed on 8-K.  The following reports were filed on a Form 8-K during the fiscal year and subsequent to year end.

 1) June 28, 2005.  Item 5. Changes in Control of Registrant.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The following information is furnished with respect to the Company's Board of Directors and executive officers.  There are no family relationship between or among any of the Company's directors or executive officers.  On June 2, 2005, James Anderson was appointed to the Board of
Directors to fill the vacancies created by the resignation of M. O. Trey Rife, III and Joe Bill Bennett.
 On June 30, 2005, Mark Zouvas resigned. Mr. Zouvas has no disputes with the company and is leaving to pursue other ventures.  Mr. Anderson will remain the sole director of the Company.

Directors and Executive Officers

 Age

 Director

James Anderson
47
2005
President, CEO and

 James Anderson, Director and CEO.
Mr. Anderson owns James Corporation which has two
subsidiaries, a golf company and a computer company. Prior to that, he was the owner and operator of a restaurant and gaming club and owned a retail computer store all located in Salt Lake City, Utah.
Mr. Anderson also has over 22 years experience in the computer industry. He has owned and operated his various business interests for the last 24 years. He spent 6 years in the U.S. Army.

  Mr. Anderson is a director of one other public company at this time. There is no employment contract between Mr. Anderson and the Company at this time.

Section 16(a) Beneficial Ownership Reporting Compliance.

          To the knowledge of management, one Form 3 has been filed late by the director and CEO of the
Company and one Form 3 has been filed late by an "affiliate" of the Company.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

  During the current fiscal year, no one in the Company's management received more than
$60,000 in compensation.

Employment Agreements and Other Compensation Arrangements

  There are currently no agreements with members of management as to employment or compensation.

Compensation of Non-Employee Directors

  There is currently no compensation paid to non-employment directors.

Compensation of Directors.

  The Company currently has no plan for compensation of its directors.

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2005, the end of the Company's last completed fiscal year):

                                                 Long Term Compensation

                       Annual Compensation              Awards         Payouts

All

James
2005
-0-
-0-
-0-
-0-
-0-
-0-
-0-

Joe Bill
2004
-0-
-0-
-0-
-0-
-0-
-0-
-0-

Joe Bill
2003
52,200
-0-
-0-
-0-
-0-
-0-
-0-

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the
Company's Common Stock as of December 23, 2005, by (I) each director of the Company, (ii) each named executive officer in the Summary Compensation Table, (iii) each person known or believed by the Company to own beneficially five percent or more of the Common Stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.

Name and Address
Beneficial
Percent of

Portsmith Partners of Nevada, Inc.
49,135,815
53.0%

Officers and Directors
0
0%

   ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 During the reported year the Company did not enter into any other transactions with management which are to be reported under this Item.

   ITEM  13.    EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits.  The following exhibits follow the signature page of this report.

Exhibit
Page
Description

2.1
-*-
Plan of Reorganization and Change of Situs by which Titan Energy Corp., and

2.2
-*-
Agreement and Plan of Merger Between Power Exploration, Inc. (Nevada) and

2.3
-*-
Articles of Incorporator. Election of Officers and Directors of Power Exploration,

2.4
-*-
Action by Incorporator. Election of Officers and Directors of Power Exploration,

2.5
-*-
Special Action by the Executive Committee of Power Exploration, Inc. dated

3.1
-*-
Articles of Incorporation of Imperial Energy dated October 31, 1979

3.2
-*-
Amendment to Articles of Incorporation dated June 26, 1984

3.3
-*-
Amendment to Articles of Incorporation dated September 25, 1996

3.4
-*-
Minutes of Special Shareholders Meeting Changing Name to Oil Retrieval

3.5
-*-
Amendment to Articles of Incorporation dated June 15, 1997, Changing Name to

3.6
-*-
By Laws of the Corporation

3.7
-*-
Articles of Incorporation of Power Exploration, Inc. (Nevada) dated May 14,

3.8
-*-
By Laws of Power Exploration, Inc. (Nevada dated June 1, 1998

10.1
32
Convertible Debenture with Venture Resources, Inc. dated July 1, 2005.

21.1
-*-
Subsidiaries of the Issuer

31.1
29
Written Statement of Chief Executive Officer and Chief Financial Officer with

32.2
31
Written Statement of Chief Executive Officer and Chief Financial Officer with

-*- Previously filed and incorporated herein by reference from the Form 10-KSB field January 14,
2000 by the Company.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

 The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2005 and 2004 were $18,015 and $28,411 respectfully.

Audit-Related Fees

 The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended September
30, 2005 and 2004 were $0 and $0, respectfully.

Tax Fees

 The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2005 and 2004 were
$4,595 and $2,500, respectfully.

All Other Fees

 The Company's Board of Directors functions as its audit committee.  All of the services described above in this Item 14 were approved in advance by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Matrix Energy Services Corporation

 By:   /s/James Anderson

 James Anderson

Dated: January 11, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE  TITLE DATE

/s/ James Anderson      President and Director

James Anderson  (Principal Executive and

  Financial Officer)  January 11, 2006

Exhibit 31.1

SECTION 302 CERTIFICATION

     I, James Anderson, certify that:

 1. I have reviewed this annual report on Form 10-KSB of Matrix Energy Services Corp.,
Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

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

  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

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

Date:   January 11, 2006 /s/James Anderson

   James Anderson

   Chief Executive Officer and Principal Accounting
Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Annual Report of Matrix Energy Services Corp., on Form 10-KSB
for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, James Anderson, Chief Executive Officer and
Principal Accounting Officer  of the Company, certify, pursuant to 18 U.S.C.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

 (1)  The Report fully complies with the requirements of section 13 (a) or 15 (d) of the
Securities Exchange Act of 1934; and

 (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: January 11, 2006 /s/James Anderson

   James Anderson

   Chief Executive Officer and Principal Accounting
                                                        Officer

Exhibit 10.1

PROMISSORY NOTE

WITH RIGHTS OF CONVERSION

$200,000                                                                      July 1, 2005

THE UNDERSIGNED, promises to pay to the order of Venture Resources, Inc., at such place as the holder ("Holder") hereof may designate in writing, the sum of Two Hundred Thousand Dollars
($200,000), with interest thereon at the rate of ten percent (10%) apr, principal and interest due upon demand.

Prepayment of this note, with interest to the date of payment, may be made at any time without penalty.

This Note is convertible into shares of commons stock of the Undersigned at the conversion price of par value per share, provided, however, such conversion may be made in amounts that do not result in the issuance more than 4.9% of issued and outstanding common stock at any given time..

In the event of commencement of arbitration or suit to enforce payment of this note, the undersigned agrees to pay costs incurred and such additional sum as attorney's fees as the court may adjudge reasonable.

 Effective the 1st day of July, 2005.

   Matrix Energy Services Corp.

 By:/s/ James Anderson
                                                              James Anderson, President