Form 10QSB
period 2005-12-31
MATRIX ENERGY SERVICES CORP
filed 2006-02-14
CIK 316621

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For Quarter Ended: December 31, 2005

Commission File Number: 000-09419

MATRIX ENERGY SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA 84-0811647

(State or other jurisdiction of (IRS Employer Identification No.)

incorporation or organization)

378 North Main, #124; Layton, Utah 84041

(Address of principal executive offices)

Registrant's telephone number including area code: (801) 497-9075

Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act).

Yes X No ___

92,667,217

(Number of shares of common stock the registrant had

outstanding as of January 10, 2006

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS 3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 8

ITEM 3. CONTROLS AND PROCEDURES

 10

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K 11

INDEX TO EXHIBITS11

SIGNATURES 12

CERTIFICATIONS  13

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2005 and the results of its operations and changes in its financial position from September 30, 2005 through December 31, 2005 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Matrix Energy Services Corporation.

Consolidated Balance Sheets

Assets
	December 31, 2005 (Unaudited)	September 30, 2005
Current Assets
Cash	$ 212	$ 212
Total Current Assets	$ 212	$ 212

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$ 191,334	$ 180,345
Notes Payable	210,750	210,750
Total Current Liabilities	402,084	391,095
Commitments and Contingencies	-	-
Stockholders' (Deficit)
Common Stock; $.002 Par Value; 500,000,000 Shares Authorized; 92,667,217 Shares Issued and Outstanding December 31, 2005 and September 30, 2005	185,334	185,334
Additional Paid-In Capital	46,740,082	46,740,082
Retained Deficit	(47,327,288)	(47,316,299)
Total Stockholders'(Deficit)	(401,872)	(390,884)
Total Liabilities & Stockholders' (Deficit)	$ 212	$ 212

Matrix Energy Services Corporation.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31, 2005	December 31, 2004
REVENUE	$ -	$ -

EXPENSES
General & Administrative	5,678	20,799
Interest	5,311	-
TOTAL EXPENSES	10,989	20,799
LOSS BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	(10,989)	(20,799)

OTHER INCOME (EXPENSES)
LOSS BEFORE INCOME TAXES	(10,989)	(20,799)

INCOME TAXES -	-	-
NET LOSS	$ (10,989)	$ (20,799)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	92,667,217	92,667,217
NET (LOSS) PER SHARE:	$ (0.00)	$ (0.00)

Matrix Energy Services Corporation.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three months
	December 31, 2005	December 31, 2004
Cash Flows from Operating Activities:
Net (Loss)	$ (10,989)	$ (20,799)
Adjustments to Reconcile Net (Loss) to Net Cash From Operating Activities:
Changes in Operating Assets and Liabilities:
Accounts Payable - Related Parties	-	2,250
Accounts Payable and Accrued Expenses	10,989	17,689
Net Cash Provided (Used) by Operating Activities	-	(860)
Cash Flows from Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Notes Payable Borrowings	-	-
Net Cash Provided By Financing Activities	-	-
(Decrease) in Cash	-	(860)
Cash, Beginning of Period	212	1,673
Cash, End of Period	$ 212	$ 813
Supplemental Schedule of Cash Flow Information
Cash Paid During the Year For:
Interest Paid	$ -	$ -
Income Taxes	$ -	$ -

Matrix Energy Services Corporation.

Notes to the Financial Statements

December 31, 2005

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended December 31, 2005 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of December 31, 2005. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 31, 2005 audited financial statements. The results of operations for the periods ended December 31, 2005 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Forward Looking Statements

The information herein contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the ability of Matrix Energy Services Corporation ("the Company") to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in the Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

General

During the quarter ending December 31, 2005, the Company continued to pursue potential business opportunities and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

The Company had no revenues for the three months ended December 31, 2005 and 2004. There have been no revenues since September 2004 due to the termination of operations.

Costs and Expenses

General and administrative expenses were $5,678 for the three months ended December 31, 2005 compared to $20,799 for the same period in 2004, which reflect the termination of operations prior to the June 2005 quarter. Management anticipates expenses to remain similar in future quarters with the cessation of business operations.

Gross Loss

Losses for the three months ended December 31, 2005, were $10,989 compared to $20,799 for the same period in 2004. The reduction in loss is the result of the termination of operations. Management anticipates continued losses until new business is developed.

Liquidity and Capital Resources

At December 31, 2005, the Company's only asset was cash in the amount of $212. There has been no change in cash since September 30, 2005. The Company's working capital deficit of $401,872 at December 31, 2005 compared to a working capital deficit of $390,884 at September 30, 2005 shows an increase in working capital deficit of $10,989 for the year to date from the figure for the year ended September 30, 2005. The working capital deficit was increased by borrowing to pay general and administrative expenses and by current amounts payable to non-related parties for filing related expenses.

Stockholders deficit in the Company was $401,872 as of December 31, 2005, compared to $390,884 at year-end on September 30, 2005. This decrease is due to general and administrative expenses and a lack of revenue.

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

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Annual Report on Form 10-KSB as of December 31, 2004, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of December 31, 2005 for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were not any significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect, significantly affect the Company's internal controls subsequent to the date of their evaluation

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits follow the signature page of this report.

Exhibit No.	Page No.	Description
2.1	-*-	Plan of Reorganization and Change of Situs by which Titan Energy Corp., and Power Exploration, Inc. Changes Its Place of Incorporation
2.2	-*-	Agreement and Plan of Merger Between Power Exploration, Inc. (Nevada) and Power Exploration, Inc. (Colorado) . August 1, 1998
2.3	-*-	Articles of Incorporator. Election of Officers and Directors of Power Exploration, Inc. (Nevada) . May 31, 1998
2.4	-*-	Action by Incorporator. Election of Officers and Directors of Power Exploration, Inc.(Nevada) . May 1998
2.5	-*-	Special Action by the Executive Committee of Power Exploration, Inc. dated January 11, 1999 (Incorporated herein by reference from Exhibits to the Company's Form 8-K field January 19, 1999)
3.1	-*-	Articles of Incorporation of Imperial Energy dated October 31, 1979
3.2	-*-	Amendment to Articles of Incorporation dated June 26, 1984
3.3	-*-	Amendment to Articles of Incorporation dated September 25, 1996
3.4	-*-	Minutes of Special Shareholders Meeting Changing Name to Oil Retrieval Systems, Inc. dated May 14, 1997
3.5	-*-	Amendment to Articles of Incorporation dated June 15, 1997, Changing Name to Oil Retrieval Systems, Inc
3.6	-*-	By Laws of the Corporation
3.7	-*-	Articles of Incorporation of Power Exploration, Inc. (Nevada) dated May 14, 1998
3.8	-*-	By Laws of Power Exploration, Inc. (Nevada dated June 1, 1998
10.1	-*-	Convertible Debenture with Venture Resources, Inc. dated July 1, 2005.
21.1	*	Subsidiaries of the Issuer
31.1	13	Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	14	Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

-*- Previously filed and incorporated herein by reference from the Form 10-KSB field January 14, 2000 by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: February 10, 2006 Matrix Energy Services Corporation.

By: /s/ James Anderson

James Anderson

Exhibit 31.1

SECTION 302 CERTIFICATION

I, James Anderson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Matrix Energy Services Corporation.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 12a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures or caused such controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluations; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls over financial reporting; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: February 10, 2006 /s/ James Anderson

James Anderson

Chief Executive Officer

And Principal Accounting Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Matrix Energy Services Corporation., on Form 10-QSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, James Anderson, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 10, 2006 /s/ James Anderson

James Anderson

Chief Executive Officer

And Principal Accounting Officer