Form 10QSB
period 2006-03-31
MATRIX ENERGY SERVICES CORP
filed 2006-05-11
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934


                        For Quarter Ended: March 31, 2006

                        Commission File Number: 000-09419


                       MATRIX ENERGY SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

             NEVADA                                 84-0811647
         ---------------                        ------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

                    378 North Main, #124; Layton, Utah 84041
                   ------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number including area code:  (801) 497-9075
                                                    --------------


                  Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                                                  Yes X   No
                                                     ---    ----

and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes X    No
                                                     ----    ----

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act).

                                                  Yes  X   No ___
                                                      ---

                                   92,667,217
                           --------------------------
              (Number of shares of common stock the registrant had
                        outstanding as of April 24, 2006

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . .3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . 8

ITEM 3.   CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . .  . . 10


                                     PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 11

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .12

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                                     PART 1


ITEM 1 - FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and changes in its financial position from September 30, 2005 through March 31, 2006 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                       Matrix Energy Services Corporation.
                           Consolidated Balance Sheets


                                     Assets

                                                                               March 31,
                                                                                 2006               September 30,
                                                                            (Unaudited)                  2005
                                                                         ---------------------   --------------------
Current Assets
     Cash                                                                $                  -    $                212
                                                                         ---------------------   --------------------
         Total Current Assets                                            $                  -    $                212
                                                                         =====================   ====================

         Liabilities and Stockholders' Equity

Current Liabilities
     Accounts Payable and Accrued Expenses                               $             188,322   $            175,034
     Accrued Interest Payable                                                           15,818                  5,311
     Notes Payable                                                                     210,750                210,750
                                                                         ---------------------   --------------------
          Total Current Liabilities                                                    414,890                391,095
                                                                         ---------------------   --------------------
Commitments and Contingencies
Stockholders'  (Deficit)
 Common Stock; $.002 Par Value; 500,000,000
Shares Authorized;  92,667,217 Shares Issued and
  Outstanding March 31, 2006 and September 30, 2005                                    185,334                185,334
   Additional Paid-In Capital                                                       46,740,082             46,740,082
   Retained Deficit                                                                (47,340,307)           (47,316,299)
                                                                         ---------------------   --------------------
          Total Stockholders'(Deficit)                                                (414,890)              (390,883)
                                                                         ---------------------   --------------------
             Total Liabilities & Stockholders' (Deficit)                 $                   -   $                212
                                                                         =====================   ====================





              The accompanying notes are an integral part of these
                             financial statements.

                       Matrix Energy Services Corporation.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      For the Three Months                For the Six Months Ended
                                                         Ended March 31,                         March 31,
                                                      2006              2005              2006               2005
                                                 ----------------  ----------------   ----------------  -----------------
REVENUE                                          $              -  $              -   $              -  $               -
                                                 ----------------  ----------------   ----------------  -----------------

EXPENSES
    General & Administrative                                7,822             2,238             13,500             23,037
    Interest                                                5,196                 -             10,507                  -
                                                 ----------------  ----------------   ----------------  -----------------
      Total Expenses                                       13,018             2,238             24,007             23,037
                                                 ----------------  ----------------   ----------------  -----------------
      Loss Before Other Income
(Expenses) and Income Taxes                               (13,018)           (2,238)           (24,007)           (23,037)
Other Income (Expenses)
     Loss Before Income Taxes                             (13,018)           (2,238)           (24,007)           (23,037)
  Income Taxes                                                  -                 -                  -                  -
                                                 ----------------  ----------------   ----------------  -----------------
        Net Loss                                 $        (13,018) $         (2,238)  $        (24,007) $         (23,037)
                                                 ================  ================   ================  =================
Weighted Average Number Of
Shares Outstanding                                     92,667,217        92,667,217         92,667,217         92,667,217
                                                 ================  ================   ================  =================
Net (Loss) Per Share:                            $          (0.00) $          (0.00)  $          (0.00) $           (0.00)
                                                 ================  ================   ================  =================





              The accompanying notes are an integral part of these
                             financial statements.

                       Matrix Energy Services Corporation.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   For the Six Months Ended March 31,
                                                                                  2006                      2005
                                                                                ----------------          --------------
Cash Flows from Operating Activities:
       Net (Loss)                                                               $        (24,008)        $       (23,037)
Adjustments to Reconcile Net (Loss) to Net Cash
From Operating Activities:
Changes in Operating Assets and Liabilities:
       Accounts Payable - Related Parties                                                      -                   4,250
       Accrued Interest Payable                                                           10,507                       -
       Accounts Payable and Accrued Expenses                                              13,288                  17,548
                                                                                ----------------          --------------
            Net Cash Provided (Used) by Operating
            Activities                                                                      (212)                 (1,239)
                                                                                ----------------          --------------
Cash Flows from Investing Activities
            Net Cash Provided (Used) by Investing
            Activities                                                                         -                       -
                                                                                ----------------          --------------
Cash Flows from Financing Activities
       Notes Payable Borrowings                                                                -                       -
                                                                                ----------------          --------------
            Net Cash Provided By Financing Activities                                          -                       -
                                                                                ----------------          --------------
            (Decrease) in Cash                                                              (212)                 (1,239)
            Cash, Beginning of Period                                                        212                   1,673
                                                                                ----------------          --------------
            Cash, End of Period                                                 $              -          $          434
                                                                                ================          ==============
Supplemental Schedule of Cash Flow Information
       Cash Paid During the Year For:
       Interest Paid                                                            $              -          $            -
                                                                                ================          ==============
       Income Taxes                                                             $              -          $            -
                                                                                ================          ==============




              The accompanying notes are an integral part of these
                             financial statements.

                       Matrix Energy Services Corporation.
                        Notes to the Financial Statements
                                 March 31, 2006

NOTE 1  - Interim Financial Statements

The financial statements for the three months ended March 31, 2006 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2006. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2005 audited financial statements. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

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

Forward Looking Statements

         The information herein contains certain forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the ability of Matrix Energy Services Corporation ("the Company") to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in the Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the

Company will be achieved.


General

         During the quarter ending March 31, 2006, the Company continued to pursue potential business opportunities and possible acquisition targets in order to generate revenue and increase shareholder value.

         The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in Item 1 of Part I of this Report.


Results of Operations

Revenues

         The Company had no revenues for the three months ended March 31, 2006 and 2005. There have been no revenues since September 2004 due to the termination of operations.

Costs and Expenses

         General and administrative expenses were $13,018 for the three months ended March 31, 2006 compared to $2,238 for the same period in 2005. All operations have been terminated and management anticipates expenses to remain the same. Management is now investigating other possibilities and business opportunities to pursue.

         So far management has not determined a business or direction to proceed. The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require management time and attention and will require the company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if agreement is reached for the participation ina specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

         Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect. There is no assurance that the company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completeion of any participation in or the acquisition of any business prospect, will be profitable.

Gross Loss

         Losses for the three months ended March 31, 2006, were $13,018 compared to $2,238 for the same period in 2005. Management anticipates continued losses until new business is developed.

Liquidity and Capital Resources

         At March 31, 2006, the Company has no liquid assets. The balance of cash was used to pay expenses. The Company's working capital deficit of $414,890 at March 31, 2006 compared to a working capital deficit of $390,883 at September 30, 2005 shows an increase in working capital deficit of $24,006 for the year to date from the figure for the year ended September 30, 2005. The working capital deficit was increased by borrowing to pay general and administrative expenses and by current amounts payable to non-related parties for filing related expenses.

         Stockholders deficit in the Company was $414,890 as of March 31, 2006, compared to $390,883 at year-end on September 30, 2005. This decrease is due to general and administrative expenses and a lack of revenue.

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

ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Periodic Report on Form 10-QSB as of March 31, 2006, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of March 31, 2006 for the purposes set forth in the definition in Exchange Act rules.

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

OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits.  The following exhibits follow the signature page of this report.......................

Exhibit       Page      Description
No.           No.
2.1           -*-       Plan of Reorganization and Change of Situs by which Titan Energy Corp., and
                        Power Exploration, Inc. Changes Its Place of Incorporation
2.2           -*-       Agreement and Plan of Merger Between Power Exploration, Inc. (Nevada) and
                        Power Exploration, Inc. (Colorado) . August 1, 1998
2.3           -*-       Articles of Incorporator. Election of Officers and Directors of Power
                        Exploration, Inc. (Nevada) . May 31, 1998
2.4           -*-       Action by Incorporator. Election of Officers and Directors of Power
                        Exploration, Inc.(Nevada) . May 1998



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
                        respect to compliance with Section 13(a) or 15(d) of  the Securities Exchange
                        Act of 1934 and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

-*- Previously filed and incorporated herein by reference from the Form 10-KSB field January 14, 2000 by the Company.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated: May,  2006                   Matrix Energy Services Corporation.

                                    By: /s/ James Anderson
                                        -------------------------------
                                          James Anderson