Form 10QSB
period 2006-06-30
MATRIX ENERGY SERVICES CORP
filed 2006-08-10
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 2006

                        Commission File Number: 000-09419


                       MATRIX ENERGY SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

             NEVADA                                       84-0811647
--------------------------------              ------------------------------
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

                                                  Yes  X   No ___
                                                      ---

                                   92,667,217
                           --------------------------
              (Number of shares of common stock the registrant had
                         outstanding as of July 17, 2006

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

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of its operations and changes in its financial position from September 30, 2005 through June 30, 2006 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                       Matrix Energy Services Corporation.
                           Consolidated Balance Sheets


                                                        Assets

                                                                                 June 30,
                                                                                   2006               September 30,
                                                                                (Unaudited)               2005
                                                                             -----------------      ------------------
Current Assets
     Cash                                                                    $               -      $              212
                                                                             -----------------      ------------------
         Total Current Assets                                                $               -      $              212
                                                                             =================      ==================

         Liabilities and Stockholders' Equity

Current Liabilities
     Accounts Payable and Accrued Expenses                                   $         193,692      $          175,034
     Accrued Interest Payable                                                           21,071                   5,311
     Notes Payable                                                                     210,750                 210,750
                                                                             -----------------      ------------------
          Total Current Liabilities                                                    425,513                 391,095
                                                                             -----------------     -------------------
Commitments and Contingencies                                                                -                       -
-----------------------------
Stockholders'  (Deficit)
 Common Stock; $.002 Par Value; 500,000,000
Shares Authorized;  92,667,217 Shares Issued and
  Outstanding June 30, 2006 and September 30, 2005                                     185,334                 185,334
   Additional Paid-In Capital                                                       46,740,082              46,740,082
   Retained Deficit                                                                (47,350,930)            (47,316,299)
                                                                             -----------------      ------------------
          Total Stockholders'(Deficit)                                                (425,513)               (390,883)
                                                                             -----------------      ------------------
             Total Liabilities & Stockholders' (Deficit)                     $               -      $              212
                                                                             =================      ==================





              The accompanying notes are an integral part of these
                             financial statements.

                       Matrix Energy Services Corporation.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      For the Three Months                  For the Nine Months
                                                         Ended June 30,                        Ended June 30,
                                                      2006              2005              2006               2005
                                                    -------------    -------------       ------------     --------------
REVENUE                                             $           -    $           -       $          -     $            -
                                                    -------------    -------------       ------------     --------------

EXPENSES
    General & Administrative                                5,370            8,100             18,870             31,137
    Interest                                                5,253                -             15,760                  -
                                                    -------------    -------------       ------------     --------------
      Total Expenses                                       10,623            8,100             34,630             31,137
                                                    -------------    -------------       ------------     --------------
      Loss Before Other Income
(Expenses) and Income Taxes                               (10,623)          (8,100)           (34,630)           (31,137)
Other Income (Expenses)
     Loss Before Income Taxes                             (10,623)          (8,100)           (34,630)           (31,137)
  Income Taxes                                                  -                -                  -                  -
                                                    -------------    -------------       ------------     --------------
        Net Loss                                    $     (10,623)   $      (8,100)      $    (34,630)    $      (31,137)
                                                    =============    =============       ============     ==============
Weighted Average Number Of
Shares Outstanding                                     92,667,217       92,667,217         92,667,217         92,667,217
                                                    =============    =============       ============     ==============
Net (Loss) Per Share:                               $       (0.00)   $       (0.00)      $      (0.00)    $        (0.00)
                                                    =============    =============       ============     ==============







              The accompanying notes are an integral part of these
                             financial statements.

                       Matrix Energy Services Corporation.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     For the Nine Months Ended June 30,
                                                                                      2006                      2005
                                                                                ----------------          --------------
Cash Flows from Operating Activities:
       Net (Loss)                                                               $        (34,630)         $      (31,137)
Adjustments to Reconcile Net (Loss) to Net Cash
From Operating Activities:
Changes in Operating Assets and Liabilities:
       Accounts Payable - Related Parties                                                      -                   10,750
       Accrued Interest Payable                                                           15,760                        -
       Accounts Payable and Accrued Expenses                                              18,658                   18,962
                                                                                ----------------          --------------
            Net Cash Provided (Used) by Operating
            Activities                                                                      (212)                 (1,425)
                                                                                ----------------          --------------
Cash Flows from Investing Activities
            Net Cash Provided (Used) by Investing
            Activities                                                                         -                       -
                                                                                ----------------          --------------
Cash Flows from Financing Activities
       Notes Payable Borrowings                                                                -                       -
                                                                                ----------------          --------------
            Net Cash Provided By Financing Activities                                          -                       -
                                                                                ----------------          --------------
            (Decrease) in Cash                                                              (212)                 (1,425)
            Cash, Beginning of Period                                                        212                   1,673
                                                                                ----------------          --------------
            Cash, End of Period                                                 $              -          $          248
                                                                                ================          ==============
Supplemental Schedule of Cash Flow Information
       Cash Paid During the Year For:
       Interest Paid                                                            $              -          $            -
                                                                                ================          ==============
       Income Taxes                                                             $              -          $            -
                                                                                ================          ==============



              The accompanying notes are an integral part of these
                             financial statements.

                       Matrix Energy Services Corporation.
                        Notes to the Financial Statements
                                  June 30, 2006

NOTE 1  - Interim Financial Statements

The financial statements for the three months ended June 30, 2006 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2006. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2005 audited financial statements. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

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

General

         During the quarter ending June 30, 2006, the Company continued to pursue potential business opportunities and possible acquisition targets in order to generate revenue and increase shareholder value.

         The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

         The Company had no revenues for the three months ended June 30, 2006 and 2005. There have been no revenues since September 2004 due to the termination of operations.

Costs and Expenses

         General and administrative expenses were $5,370 for the three months ended June 30, 2006 compared to $8,100 for the same period in 2005. All operations have been terminated and management anticipates expenses to remain the same. Management is now investigating other possibilities and business opportunities to pursue.

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

Gross Loss

         Losses for the three months ended June 30, 2006, were $10,623 compared to $8,100 for the same period in 2005. Management anticipates continued losses until new business is developed.

Liquidity and Capital Resources

         At June 30, 2006, the Company has no liquid assets. The balance of cash was used to pay expenses. The Company's working capital deficit of $425,513 at June 30, 2006 compared to a working capital deficit of $390,883 at September 30, 2005 shows an increase in working capital deficit of $34,630 for the year to date from the figure for the year ended September 30, 2005. The working capital deficit was increased by borrowing to pay general and administrative expenses and by current amounts payable to non-related parties for filing related expenses.

         Stockholders deficit in the Company was $425,513 as of June 30, 2006, compared to $390,883 at year-end on September 30, 2005. This decrease is due to general and administrative expenses and a lack of revenue.

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

ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Periodic Report on Form 10-QSB as of June 30, 2006, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of June 30, 2006 for the purposes set forth in the definition in Exchange Act rules.

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

2.5      -*-    Special Action by the Executive Committee of Power Exploration,
                Inc. dated January 11, 1999 (Incorporated herein by reference from Exhibits to the Company's Form 8-K field January 19, 1999)
3.1      -*-    Articles of Incorporation of Imperial Energy dated October 31,
                1979
3.2      -*-    Amendment to Articles of Incorporation dated June 26, 1984
3.3      -*-    Amendment to Articles of Incorporation dated September 25, 1996
3.4      -*-    Minutes of Special Shareholders Meeting Changing Name to Oil
                Retrieval Systems, Inc. dated May 14, 1997
3.5      -*-    Amendment to Articles of Incorporation dated June 15, 1997,
                Changing Name to Oil Retrieval Systems, Inc
3.6      -*-    By Laws of the Corporation
3.7      -*-    Articles of Incorporation of Power Exploration, Inc. (Nevada)
                dated May 14, 1998
3.8      -*-    By Laws of Power Exploration, Inc. (Nevada dated June 1, 1998
10.1     -*-    Convertible Debenture with Venture Resources, Inc. dated
                July 1, 2005.
21.1     -*-    Subsidiaries of the Issuer
31.1     **     Written Statement of Chief Executive Officer and Chief Financial
                Officer with respect to compliance with Section 302 of the
                Sarbanes-Oxley Act of 2002.
32.2     **     Written Statement of Chief Executive Officer and Chief Financial
                Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C.
                ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley
                Act of 2002

-*- Previously filed and incorporated herein by reference from the Form 10-KSB field January 14, 2000 by the Company.

** Filed as Exhibits with Form 10QSB.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated: August 3,  2006          Matrix Energy Services Corporation.

                                By: /s/ James Anderson
                                    --------------------------------
                                      James Anderson