Form 10KSB
period 2006-09-30
MATRIX ENERGY SERVICES CORP
filed 2007-01-12
CIK 316621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 2006

[]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-09419

                       MATRIX ENERGY SERVICES CORPORATION
             (Exact name of Registrant as specified in its charter)

State or other jurisdiction of incorporation or organization: Nevada IRS Employer Identification No: 84-0811647

                     378 North Main, #124; Layton, UT 84041
                     --------------------------------------
              (Address and zip code of principal executive offices)

       Registrant's telephone number, including area code: (801) 497-9075
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act: Common Stock (par value $0.002 per share)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 12 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [X] Yes
[] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). [X]

Revenue for the year ended September 30, 2006: $0

As of January 2, 2007 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of January 2, 2007, the number of shares outstanding of the Registrant's
 Common Stock was 92,667,217. Our closing bid price on December 27, 2006 was $0.01 giving the shares held by non- affiliates a market value of $435,314.

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

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Corporate History

         Matrix Energy Services Corp., (the "Company") and its subsidiaries and predecessors, unless the context indicates otherwise, was organized under the laws of the State of Colorado on October 31, 1979 under the name Imperial Energy Corp. During its history, the Company has changed its name several times. At different times the Company has been known as Imperial Energy Corp., Funscape Corp., Oil Retrieval Systems, Inc., Titan Energy Corp., Inc. and Power Exploration, Inc. The Company changed its domicile to Nevada on May 31, 1998 through a merger of Titan Energy Corp., Inc., a Colorado Corporation, with a Nevada corporation bearing the name Power Exploration, Inc. In May 2002, the Company changed to the present name of Matrix Energy Services Corporation. Current management obtained controlling ownership of the Company in July 2005.

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

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company has no corporate office and on an as needed basis uses the president office and phone and pays no rent or expenses to the President.

ITEM 3.           LEGAL PROCEEDINGS

         On May 2, 2003, a default judgment was issued against the Company for nonpayment of services by an operator in the amount of $128,000 plus interest at 10% and court costs. The Company was not aware of their judgment until late October 2004, and a liability has been recorded in accrued liabilities in the amount of $180,406 with the corresponding amount charged to general and administrative expenses. To the knowledge of management, there are no other legal issues involving the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "MXES". As of December 26, 2006, the Company had approximately 2,500 shareholders of record.

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

       Year       Quarter Ended             High          Low
       ----      --------------           -------       -------
       2004        March 31               $0.06         $0.03
                   June 30                  .05           .03
                   September 30             .03           .02
                   December 31              .02           .02
       2005        March 31               $0.05         $0.01
                   June 30                  .03           .02
                   September 30             .04           .01
                   December 31              .02           .01
       2006        March 31               $0.05         $0.02
                   June 30                  .02           .02
                   September 30             .02           .02

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

         The Company incurred a net loss for the fiscal year ended September 30, 2006 of ($76,621) as compared to a net loss of ($5,261,450) for the fiscal year ended September 30, 2005. At September 30, 2006, the Company had a deficit net worth of $(467,505) and negative working capital of ($467,505). These factors create substantial doubt about the Company's ability to continue as a going concern.

         General and administrative expenses decreased by $210,006 from $236,139 in 2005 to $26,133 in 2006. This decrease was principally due to cessation of operations.

         The interest expense increased from $5,311 in September 2005 to $50,488 for September 2006. The increase is primarily the result of the Company having to borrow to pay expenses.

Liquidity and Capital Resources

         As of September 30, 2006, the Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. Historically, the Company has been successful in raising operational capital. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

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

ITEM 7.           FINANCIAL STATEMENTS

(a) The following financial statements of the Company and its subsidiaries have been filed as part of this report:


Report of Independent Registered Public Accounting Firm                  F - 1
Consolidated Balance Sheets as of September 30, 2006 and 2005            F - 2
Consolidated Statements of Operations for the Years ended
 September 30, 2006 and 2005                                             F - 3
Consolidated Statements of Stockholders' (Deficit) and
 Comprehensive Loss for the years ended September 30, 2006 and 2005 F - 4 Consolidated Statements of Cash Flows for the years ended
 September 30, 2006 and 2005                                             F - 5
Consolidated Notes to Financial Statements                               F - 6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Matrix Energy Services Corporation and Subsidiary
Layton, Utah

We have audited the accompanying consolidated balance sheets of Matrix Energy Services Corporation and Subsidiary as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' (deficit) and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Energy Services Corporation and Subsidiary as of September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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

/s/ Killman, Murrell & Company, P.C.
KILLMAN, MURRELL & COMPANY, P.C.
Odessa, Texas
January 3, 2007

                MATRIX ENERGY SERVICES CORPORATION and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2006 and 2005

                                                                           2006               2005
                                                                    ----------------     ----------------
Current Assets
     Cash                                                           $              -     $            212
                                                                    ----------------     ----------------
         Total Current Assets                                       $              -     $            212
                                                                    ================     ================

         Liabilities and Stockholders' (Deficit)

Current Liabilities
     Accounts Payable                                               $        195,402     $        175,034
     Accrued Interest Payable                                                 26,499                5,311
     Notes Payable - Note 2                                                  245,604              210,750
                                                                    ----------------     ----------------
          Total Current Liabilities                                          467,505              391,095
                                                                    ----------------     ----------------
Commitments and Contingencies                                                      -                    -

Stockholders'  (Deficit)
 Common Stock; $.002 Par Value; 500,000,000
   Shares Authorized;  92,667,217 Shares Issued and
    Outstanding as of September 30, 2006 and 2005,
     respectively                                                            185,334              185,334
   Additional Paid-In Capital                                             46,740,082           46,740,082
   Retained Deficit                                                      (47,392,921)         (47,316,299)
                                                                    ----------------     ----------------
          Total Stockholders'(Deficit)                                      (467,505)            (390,883)
                                                                    ----------------     ----------------
                   Total Liabilities & Stockholders' (Deficit)      $              -     $            212
                                                                    ================     ================



                       See Notes to Financial Statements.

                MATRIX ENERGY SERVICES CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended September 30, 2006 and 2005


                                                              2006                      2005
                                                       -----------------          ----------------
REVENUE - Oil and Gas Sales                            $               -          $              -
                                                       -----------------          ----------------

COST OF REVENUE
                  GROSS LOSS                                           -                         -
                                                       -----------------          ----------------

EXPENSES
     General & Administrative                                     26,133                   236,139
     Interest                                                     50,488                     5,311
                                                       -----------------          ----------------
          TOTAL EXPENSES                                          76,621                   241,450
                                                       -----------------          ----------------
          LOSS BEFORE OTHER INCOME
        (EXPENSES) AND INCOME TAXES                              (76,621)                 (241,450)

OTHER INCOME (EXPENSES)
     Loss on Worthless Securities - Note 6                             -                (5,020,000)
                                                       -----------------          ----------------
         LOSS BEFORE INCOME TAXES                                      -                (5,261,450)

  INCOME TAXES - Note 3                                                -                         -
                                                       -----------------          ----------------
        NET LOSS                                       $         (76,621)         $     (5,261,450)
                                                       =================          ================

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                               92,667,217                92,667,217
                                                       =================          ================
NET (LOSS) PER SHARE:                                  $           (0.00)         $          (0.06)
                                                       =================          ================



                       See Notes to Financial Statements.

                MATRIX ENERGY SERVICES CORPORATION and SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS For
                   the Years Ended September 30, 2006 and 2005


                                                                        2006              2005
                                                                  -------------      ---------------
Cash Flows from Operating Activities:
     Net (Loss)                                                   $     (76,621)     $    (5,261,450)
Adjustments to Reconcile Net (Loss) to Net Cash From
Operating Activities:
     Loss on Worthless Securities                                             -            5,020,000
Changes in Operating Assets and Liabilities:
     Accounts Payable                                                    20,367               23,928
     Accrued Interest Payable                                           21,188                 5,311
                                                                  -------------      ---------------
          Net Cash (Used) by Operating Activities                      (35,066)             (212,211)
                                                                  -------------      ---------------
Cash Flows from Financing Activities:
      Notes Payable Borrowings                                          34,854               210,750
                                                                  -------------      ---------------
          Net Cash Provided By Financing Activities                     34,854               210,750
                                                                  -------------      ---------------

          (Decrease) in Cash                                              (212)               (1,461)
          Cash, Beginning of Period                                        212                 1,673
                                                                  -------------      ---------------
          Cash, End of Period                                     $           -      $           212
                                                                  =============      ===============
Supplemental Disclosure
     Interest Paid                                                $           -      $             -
                                                                  =============      ===============
    Income Taxes Paid (Including Interest & Penalties)            $           -      $             -
                                                                  =============      ===============


                       See Notes to Financial Statements.

                MATRIX ENERGY SERVICES CORPORATION and SUBSIDIARY
                      STATEMENTS OF STOCKHOLDERS' (DEFICIT)
          For the Period From September 30, 2004 to September 30, 2006


                                                                             Unrealized
                                Common Stock              Additional           Loss on             Retained
                          Shares          Amount       Paid-In Capital       Securities             Deficit             Total
                       ------------      ---------     ---------------      -------------        -------------       ------------
BALANCE,
SEPTEMBER 30,
2004                     92,667,217      $ 185,334     $    46,740,082      $  (5,020,000)       $ (42,054,849)      $   (149,433)
Realized Loss on
Securities                        -              -                   -          5,020,000                    -          5,020,000
COMPREHENSIVE
LOSS, Net of Tax
Net Loss                          -              -                   -                  -           (5,261,450)        (5,261,450)
                       ------------      ---------     ---------------      -------------        -------------       ------------
BALANCE,
SEPTEMBER 30,
2005                     92,667,217        185,334          46,740,082                  -          (47,316,299)          (390,883)
COMPREHENSIVE
LOSS,
Net of Tax                        -              -                   -                  -                    -                  -
Net Loss                          -              -                   -                  -              (76,621)           (76,621)
                       ------------      ---------     ---------------      -------------        -------------       ------------
BALANCE,
SEPTEMBER 30,
2006                     92,667,217      $ 185,334     $    46,740,082      $           -        $ (47,392,921)      $   (467,504)
                       ============      =========     ===============      =============        =============       ============



                       See Notes to Financial Statements.

                MATRIX ENERGY SERVICES CORPORATION and SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2006 and 2005

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

During the year ended September 30, 2004, the Company ceased its oil and gas operations issuing over 41,000,000 shares of the Company's common stock in payment of its debts. At that time, the Company began to actively seek a suitable business to be a merger candidate for the Company.

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

Revenue Recognition

Currently the Company has no source of revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                MATRIX ENERGY SERVICES CORPORATION and SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2006 and 2005

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

As of September 30, 2006 and 2005, the Company's financial instruments were cash, accounts payable and short term debt.. The carrying amounts of cash, accounts payable and short-term debt approximated their fair value due to the relatively short maturity of these instruments.

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

Comprehensive Income

In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. This statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but

                MATRIX ENERGY SERVICES CORPORATION and SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2006 and 2005



NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (continued)

requires that an entity display an amount representing total comprehensive income for the period in that financial statement. Statement No. 130 had no impact on the financial condition or results of operations of the Company, but required changes in the Company's disclosure and presentation requirements. The principal change was the disclosure of the components of and total comprehensive income within the Consolidated Statements of Stockholders' Deficit.

Net (Loss) Per Share of Common Stock

Per share amounts have been computed based on the weighted average number of common shares outstanding during the period. Potential common stock has been excluded from the computation of earnings per share since the inclusion of options and warrants would be anti-dilutive.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective for us for fiscal year 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R").

                MATRIX ENERGY SERVICES CORPORATION and SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2006 and 2005



NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2: NOTES PAYABLE

Notes payable at September 30, 2006 and 2005 consist of the following:


                                    2006                2005
                               -------------       -------------
Note Payable  - (a)            $      10,750       $      10,750
Note Payable - (b)                   200,000             200,000
Note Payable - (c)                     6,260                   -
Note Payable - (d)                    28,594                   -
                               -------------       -------------
Total                          $     245,604       $     210,750
                               =============       =============

a) The Company is indebted to Global Funding Group, Inc. under the terms of a 10% promissory note dated July 1, 2005. The monies were loaned to the company prior to the change in shareholder control. Interest was accrued on the note in the approximate amount of $1,343 for the year ended September 30, 2006. The balance plus accrued interest is due on demand.

b) The Company executed a ten percent (10%) promissory note to a consulting firm in the amount of $200,000. The note is convertible into shares of the Company's common stock at the conversion price of par value per share, provided such conversion cannot result in the issuance of control to any one person. Interest in the approximate amount of $25,039 has been accrued for the year ended

                MATRIX ENERGY SERVICES CORPORATION and SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2006 and 2005



NOTE 2: NOTES PAYABLE (continued)

September 30, 2006. The balance plus accrued interest is due on demand. c) The Company executed two 10% convertible promissory notes to a unrelated third party who advanced money to the Company to pay expenses. The notes are convertible into shares of the Company's common stock at the conversion price of par value per share, provided such conversion does not result in the issuance of control to any one person. Interest accrued on both notes for the year ended is approximately $116.

d) The Company executed a 10% convertible promissory note to an unrelated third party who has advanced monies for expenses paid primarily to the Company's auditors. The notes are convertible into shares of the Company's common stock at the conversion price of par value per share, provided such conversion does not result in the issuance of control to any one person. No interest has accrued on this note for the period covered in this report.


NOTE 3: INCOME TAXES

The components of the provision for income taxes are as follows:
September 30,

Current Tax Expense                         2006            2005
-------------------                    --------------- ---------------
U.S. Federal                           $             - $             -
State and Local                                      -               -
                                       --------------- ---------------
Total Current                          $             - $             -
                                       --------------- ---------------
Deferred Tax Expense
--------------------
U.S. Federal                           $             - $             -
State and Local                                      -               -
                                       --------------- ---------------
Total Deferred                         $             - $             -
                                       --------------- ---------------
Total Tax Provision from
Continuing Operations                  $             - $             -
                                       =============== ===============

                MATRIX ENERGY SERVICES CORPORATION and SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2006 and 2005

NOTE 3: INCOME TAXES (CONTINUED)

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:


                                                2006           2005
                                             ---------     -----------
Federal Income Tax Rate                           (34%)           (34%)
Deferred Tax Charge (Credit)                         -               -
Effect of Valuation Allowance                      34%             34%
State Income Tax, Net of Federal Benefit             -               -
                                             ---------     -----------
Effective Income Tax Rate                         0.0%            0.0%
                                             =========     ===========

At September 30, 2006, the Company had net carry-forward losses of approximately $38,262,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carry-forward.


Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                           September 30,      September 30,
                                               2006                2005
                                          ---------------    ---------------
Deferred Tax Assets (Liabilities)
     Loss Carry-forwards                  $    13,009,000    $    12,992,000
                                          ---------------    ---------------
     Net Tax Assets                            13,009,000         12,992,000
     Less: Valuation Allowance                (13,009,000)       (12,992,000)
                                          ---------------    ---------------
         Net Deferred Tax Assets          $             -    $             -
                                          ---------------    ---------------

                MATRIX ENERGY SERVICES CORPORATION and SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2006 and 2005

NOTE 3: INCOME TAXES (CONTINUED)


Net tax operating loss carry-forwards expire in 2007 through 2021 as follows:

September 30,

2007                 $        65,000
2009                          16,000
2010                           3,000
2011                          28,000
2012                         303,000
2013                       2,329,000
2014                       3,901,000
2015                      17,612,000
2016                         772,000
2017                       2,330,000
2018                       4,357,000
2019                       1,237,000
2020                       5,261,000
2021                          48,000
                      --------------
                      $   38,262,000
                      ==============


NOTE 4: COMMITMENTS AND CONTINGENCIES

On May 2, 2003, a judgment was issued against the Company for nonpayment of services in the amount of $128,000 plus interest at 10% and court costs. The Company was made aware of their judgment in late October 2004, and a liability has been recorded in accrued liabilities in the amount of $180,406 including accrued interest of $52,406.

                MATRIX ENERGY SERVICES CORPORATION and SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2006 and 2005

NOTE 5: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of September 30, 2006, the Company has a working capital deficit, of $467,505 and an accumulated deficit of $47,392,921. Based upon the Company's plan of operation, the Company estimates that existing resources will not be sufficient to fund the Company's working capital deficit. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to further scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.

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

Following are the market value, original cost, and realized loss on marketable securities available for sale as of September 30, 2005.

                                Market Value      Cost          Realized (Loss)
                                ------------    -----------    ----------------
U.S. Home Properties, Inc.
(Formerly Career Worth, Inc.)   $          -    $ 5,020,000    $     (5,020,000)
                                ============    ===========    ================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         For the fiscal year ended September 30, 2006, the Company has no changes or disagreements on the accounting and financial disclosures made by Killman, Murrell & Company, P.C.

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

         None.

--------------------------------------------------------------------------------

                                    PART III

--------------------------------------------------------------------------------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers. On June 2, 2005, James Anderson was appointed to the Board of Directors to fill the vacancies created by the resignation of M. O. Trey Rife, III and Joe Bill Bennett. On June 30, 2005, Mark Zouvas resigned. Mr. Zouvas has no disputes with the Company and left to pursue other ventures. Mr. Anderson will remain the sole director of the Company.

Directors and Executive Officers

                                     Age      Director      Position with
                    Name            (2006)     Since         the Company
--------------------------------    ------    --------    --------------------
James Anderson                        48       2005       President, CEO and
378 North Main Street, Suite 124                          Director
Layton, Utah 84041

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

Section 16(a) Beneficial Ownership Reporting Compliance.

     To the knowledge of management, all reports filed under Section 16(a) have been filed on time.


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

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2006, the end of the Company's last completed fiscal year):

                                                 Long Term Compensation
                       Annual Compensation              Awards         Payouts
                                                                Other                                                         All
      Name and                                                  Annual        Restricted                                     Other
      Principal                                    Bonus       Compen-           Stock          Options        LTIP         Compen-
      Position            Year       Salary         ($)        sation           Awards           /SARs        Payout        sation
      --------            ----       ------         ---        -------          ------           -----        ------        -------
James
Anderson, Pres         2006           -0-           -0-          -0-              -0-             -0-          -0-            -0-
James
Anderson, Pres         2005           -0-           -0-          -0-              -0-             -0-          -0-            -0-

Joe Bill               2005           -0-           -0-          -0-              -0-             -0-          -0-            -0-
Bennett, CEO
Joe Bill               2004           -0-           -0-          -0-              -0-             -0-          -0-            -0-
Bennett, CEO


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 30, 2006, by (I) each director of the Company, (ii) each named executive officer in the Summary Compensation Table, (iii) each person known or believed by the Company to own beneficially five percent or more of the Common Stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.

Name and Address                          Beneficial     Percent of
Of Beneficial Owner                       Ownership        Class
----------------------------------      ------------     ----------
Portsmith Partners of Nevada, Inc.       49,135,815        53.0%
Las Vegas, NV
Officers and Directors                            0           0%
As a Group (one)
James Anderson
378 North Main Street, Suite 124
Layton, UT 84041

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the reported year the Company did not enter into any other transactions with management which are to be reported under this Item.


ITEM  13.    EXHIBITS AND REPORTS ON FORM 8-K.

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

**  Exhibit attached to this filing.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

         The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2006 and 2005 were $8,885 and $18,015 respectfully.

Audit-Related Fees

         The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2006 and 2005 were $0 and $0, respectfully.

Tax Fees

         The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2006 and 2005 were $3,230 and $4,595, respectfully.

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

Dated:  January 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                 TITLE                          DATE
/s/ James Anderson        President and Director
James Anderson            (Principal Executive and
                          Financial Officer)             January 10, 2006