Form 10QSB
period 2006-12-31
MATRIX ENERGY SERVICES CORP
filed 2007-02-13
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934


                      For Quarter Ended: December 31, 2006

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

                                                  Yes  X   No ___
                                                      ---

                                   92,667,217
                           --------------------------
              (Number of shares of common stock the registrant had
                       outstanding as of January 18, 2006
                                         ----------------

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                                     PART 1


ITEM 1 - FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2006 and the results of its operations and changes in its financial position from September 30, 2006 through December 31, 2006 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                       Matrix Energy Services Corporation
                           Consolidated Balance Sheets


                                     Assets

                                                                                December 31,
                                                                                    2006               September 30,
                                                                               (Unaudited)                 2006
                                                                              -------------------    ------------------
Current Assets
      Cash                                                                    $                 -    $                -
                                                                              -------------------    ------------------
            Total Current Assets                                              $                 -    $                -
                                                                              ===================    ==================

                     Liabilities and Stockholders' (Deficit)

Current Liabilities
      Accounts Payable and Accrued Expenses                                   $             8,070    $          195,402
      Accrued Interest Payable                                                             32,730                26,499
      Notes Payable                                                                       253,319               245,604
                                                                              -------------------    ------------------
            Total Current Liabilities                                                     294,119               467,505
                                                                              -------------------    ------------------
Commitments and Contingencies                                                                   -                     -
                                                                              -------------------    ------------------

Stockholders'  (Deficit)
      Common Stock; $.002 Par Value; 500,000,000
          Shares Authorized;  92,667,217 Shares Issued and
          Outstanding December 31, 2006 and September
          30, 2006                                                                        185,334               185,334
      Additional Paid-In Capital                                                       46,740,082            46,740,082
      Retained Deficit                                                                (47,219,535)          (47,392,921)
                                                                              -------------------    ------------------
            Total Stockholders'(Deficit)                                                 (294,119)             (467,505)
                                                                              -------------------    ------------------
               Total Liabilities & Stockholders' (Deficit)                    $                 -    $                -
                                                                              ===================    ==================




         The accompanying note is an integral part of these consolidated financial statements.

                       Matrix Energy Services Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                             For the Three Months Ended
                                                                                    December 31,
                                                                             2006                   2005
                                                                       --------------------   -----------------
REVENUE                                                                $                  -   $               -
                                                                       --------------------   -----------------

EXPENSES
     General & Administrative                                                           789               5,678
     Interest                                                                         6,231               5,311
                                                                       --------------------   -----------------
          Total Expenses                                                              7,020              10,989
                                                                       --------------------   -----------------
          Loss Before Other Income (Expenses) and
              Income Taxes                                                           (7,020)            (10,989)

OTHER INCOME (EXPENSES)

     Gain on Settlement of Debt                                                     180,406                   -
                                                                       --------------------   -----------------
         Income (Loss) Before Income Taxes                                          173,386             (10,989)

  INCOME TAXES                                                                            -                   -
                                                                       --------------------   -----------------
        NET INCOME (LOSS)                                              $            173,386   $         (10,989)
                                                                       ====================   =================

WEIGHTED AVERAGE NUMBER OF SHARES
            OUTSTANDING                                                          92,667,217          92,667,217
                                                                       ====================   =================
NET INCOME (LOSS) PER SHARE:                                           $               0.00   $            0.00
                                                                       ====================   =================



         The accompanying note is an integral part of these consolidated financial statements.

                       Matrix Energy Services Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        For the Three Months Ended
                                                                                     December 31,        December 31,
                                                                                         2006                2005
                                                                                     ----------------   ---------------
Cash Flows from Operating Activities:
       Net Income (Loss)                                                             $        173,386   $       (10,989)
Adjustments to Reconcile Net Income (Loss) to Net Cash From
    Operating Activities:
       Gain on Settlement of Debt                                                            (180,406)                -
Changes in Operating Assets and Liabilities:
       Accrued Interest                                                                         6,231
       Accounts Payable and Accrued Expenses                                                   (6,926)           10,989
                                                                                     ----------------   ---------------
              Net Cash Provided (Used) by Operating Activities                                 (7,715)                -
                                                                                     ----------------   ---------------
Cash Flows from Investing Activities
              Net Cash Provided (Used) by Investing Activities                                      -                 -
                                                                                     ----------------   ---------------
Cash Flows from Financing Activities
       Notes Payable Borrowings                                                                 7,715                 -
                                                                                     ----------------   ---------------
              Net Cash Provided By Financing Activities                                         7,715                 -
                                                                                     ----------------   ---------------
(Decrease) in Cash                                                                                  -                 -
Cash, Beginning of Period                                                                           -               212
                                                                                     ----------------   ---------------
Cash, End of Period                                                                  $              -   $           212
                                                                                     ================   ===============
Supplemental Schedule of Cash Flow Information
       Cash Paid For:
       Interest Paid                                                                 $              -   $             -
                                                                                     ================   ===============
       Income Taxes                                                                  $              -   $             -
                                                                                     ================   ===============





         The accompanying note is an integral part of these consolidated financial statements.

                       Matrix Energy Services Corporation
                        Notes to the Financial Statements
                                December 31, 2006

NOTE 1  - Interim Financial Statements

The financial statements for the three months ended December 31, 2006 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of December 31, 2006. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2006 audited financial statements. The results of operations for the periods ended December 31, 2006 are not necessarily indicative of the operating results for the full year.

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

Forward Looking Statements

         The information herein contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the ability of Matrix Energy Services Corporation ("the Company") to locate business opportunities, general market conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in the Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

General

         During the quarter ending December 31, 2006, the Company continued to pursue potential business opportunities and possible acquisition targets in order to generate greater revenue and increase shareholder value.

         The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

         The Company had no revenues for the three months ended December 31, 2006 and 2005. There have been no revenues since September 2004 due to the termination of operations.

Costs and Expenses

         General and administrative expenses were $789 for the three months ended December 31, 2006 compared to $5,678 for the same period in 2005. Management anticipates expenses to remain similar in future quarters with the cessation of business operations.

Gross Loss

         Income (Loss) for the three months ended December 31, 2006, were $173,386 compared to $(10,989) for the same period in 2005. The increase in income was due to the settlement of an accounts payable and has been reflected in that portion of the financial statements

Liquidity and Capital Resources

         At December 31, 2006, the Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. The Company's working capital deficit of $294,119 at December 31, 2006 compared to a working capital deficit of $467,505 at September 30, 2006 shows a decrease in working capital deficit of $173,386 for the year to date from the figure for the year ended September 30, 2006. The working capital deficit was decreased due to settlement of a debt as reported under Item 5 in Part II of this report.

         Stockholders' deficit in the Company was $294,119 as of December 31, 2006, compared to $467,505 at year-end on September 30, 2006. This increase is due to the settlement of a debt as reported under Item 5 in Part II of this report that was on the books of the Company.

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

ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Periodic Report on Form 10-QSB as of December 31, 2006, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of December 31, 2006 for the purposes set forth in the definition in Exchange Act rules.

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

OTHER INFORMATION

Item 5.       Other Information

              On May 2, 2003, a judgment was issued against the Company for nonpayment of services in the amount of $128,000 plus interest at 10% and court costs. The Company was made aware of their judgment in late October 2004, and a liability was recorded in accrued liabilities in the amount of $180,406 including accrued interest of $52,406. During the period covered by this report the debt was resolved and has been removed from the books and records of the Company.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits.  The following exhibits follow the signature page of this report

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


Dated: February 13,  2006     Matrix Energy Services Corporation.

                              By: /s/ James Anderson
                                  ----------------------------------------
                                    James Anderson