Form 10QSB
period 2007-03-31
MATRIX ENERGY SERVICES CORP
filed 2007-05-21
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934


                        For Quarter Ended: March 31, 2007

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

                                  Yes X No ___

                                   92,667,217
              (Number of shares of common stock the registrant had
                         outstanding as of May 14, 2007

                                TABLE OF CONTENTS


                                     PART I

ITEM 1. FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . ..  3

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . ..  8

ITEM 3.   CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . .  .10


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

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and changes in its financial position from September 30, 2006 through March 31, 2007 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                       Matrix Energy Services Corporation
                           Consolidated Balance Sheets

                                     Assets

                                                                               March 31,
                                                                                 2007             September 30,
                                                                             (Unaudited)               2006
                                                                         -----------------     ------------------
Current Assets
       Cash                                                              $               -     $                -
                                                                         -----------------     ------------------

           Total Current Assets                                          $               -     $                -
                                                                         =================     ==================


                     Liabilities and Stockholders' (Deficit)

Current Liabilities
       Accounts Payable and Accrued Expenses                             $          17,330     $          195,402
       Accrued Interest Payable                                                     39,063                 26,499
       Notes Payable                                                               253,319                245,604
                                                                         -----------------     ------------------

           Total Current Liabilities                                               309,712                467,505
                                                                         -----------------     ------------------

Stockholders'  (Deficit)
       Common Stock; $.002 Par Value; 500,000,000
          Shares Authorized;  92,667,217 Shares Issued
            and Outstanding March 31, 2007 and
            September 30, 2006                                                     185,334                185,334
       Additional Paid-In Capital                                               46,740,082             46,740,082
       Retained Deficit                                                        (47,235,128)           (47,392,921)
                                                                         -----------------     ------------------

           Total Stockholders'(Deficit)                                           (309,712)              (467,505)
                                                                         -----------------     ------------------

               Total Liabilities & Stockholders' (Deficit)               $               -     $                -
                                                                         =================     ==================

                    The accompanying note is an integral part
                  of these consolidated financial statements.
                                       -4-

                       Matrix Energy Services Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          For the Three Month          For the Six Months Ended
                                                           Ended March 31,                        March 31,
                                                         2007             2006              2007              2006
                                                     -------------    -------------    -------------    -------------
REVENUE                                              $           -    $           -    $           -    $           -
                                                     -------------    -------------    -------------    -------------

EXPENSES
    General & Administrative                                 9,259            7,822           10,049           13,500
    Interest                                                 6,333            5,196           12,564           10,507
                                                     -------------    -------------    -------------    -------------

      Total Expenses                                        15,592           13,018           22,613           24,007
                                                     -------------    -------------    -------------    -------------

      Loss Before Other Income (Expenses)
        and Income Taxes                                   (15,592)         (13,018)         (22,613)         (24,007)

Gain on Settlement of Debt                                       -                -          180,406                -
                                                     -------------    -------------    -------------    -------------

     (Loss)  Income Before Income Taxes
                                                           (15,592)         (13,018)         157,793          (24,007)

  Income Taxes                                                   -                -                -                -
                                                     -------------    -------------    -------------    -------------

        Net (Loss) Income                            $     (15,592)   $     (13,018)   $     157,793    $     (24,007)
                                                     =============    =============    =============    =============

Weighted Average Number Of Shares Outstanding           92,667,217       92,667,217       92,667,217       92,667,217
                                                     =============    =============    =============    =============

Net (Loss) Income Per Share:                         $       (0.00)   $       (0.00)   $        0.00    $       (0.00)
                                                     =============    =============    =============    =============


                    The accompanying note is an integral part
                  of these consolidated financial statements.
                                       -5-

                       Matrix Energy Services Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                For the Six Months Ended
                                                                                    March 31,         March 31,
                                                                                      2007              2006
                                                                         -----------------     ------------------
Cash Flows from Operating Activities:
        Net Income (Loss)                                                $         157,794     $          (24,007)

Adjustments to Reconcile Net Income (Loss) to Net Cash From
Operating Activities:
        Gain on Settlement of Debt                                                (180,406)                    -

Changes in Operating Assets and Liabilities:
        Accrued Interest                                                            12,564                 10,507
        Accounts Payable and Accrued Expenses                                        2,333                 13,288
                                                                         -----------------     ------------------

             Net Cash (Used) by Operating Activities                                (7,715)                  (212)
                                                                         -----------------     ------------------

Cash Flows from Investing Activities

             Net Cash Provided (Used) by Investing Activities
                                                                                         -                      -
                                                                         -----------------     ------------------

Cash Flows from Financing Activities
        Notes Payable Borrowings                                                     7,715                      -
                                                                         -----------------     ------------------

             Net Cash Provided By Financing Activities                               7,715                      -
                                                                         -----------------     ------------------

(Decrease) in Cash                                                                       -                   (212)

Cash, Beginning of Period                                                                -                    212
                                                                         -----------------     ------------------

Cash, End of Period                                                      $               -     $                -
                                                                         =================     ==================

Supplemental Schedule of Cash Flow Information
        Cash Paid For:
        Interest Paid                                                    $               -     $                -
                                                                         =================     ==================

        Income Taxes                                                     $               -     $                -
                                                                         =================     ==================


                    The accompanying note is an integral part
                  of these consolidated financial statements.
                                       -6-

                       Matrix Energy Services Corporation
                        Notes to the Financial Statements
                                 March 31, 2007

NOTE 1  - Interim Financial Statements

The financial statements for the three months ended March 31, 2007 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2007. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

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

General

         During the quarter ending March 31, 2007, the Company continued to pursue potential business opportunities and possible acquisition targets in order to generate greater revenue and increase shareholder value.

         The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

         The Company had no revenues for the three months ended March 31, 2007 and 2006. There have been no revenues since September 2004 due to the termination of operations.

Costs and Expenses

         General and administrative expenses were $9,259 for the three months ended March 31, 2007 compared to $7,822 for the same period in 2006. Management anticipates expenses to remain similar in future quarters with the cessation of business operations.

Gross Loss

         Loss for the three months ended March 31, 2007, was $15,592 compared to $13,018 for the same period in 2006.

Liquidity and Capital Resources

         At March 31, 2007, the Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. The Company's working capital deficit of $309,712 at March 31, 2007 compared to a working capital deficit of $467,505 at September 30, 2006 shows a decrease in working capital deficit of $157,793 for the year to date from the figure for the year ended September 30, 2006. The working capital deficit was decreased due to settlement of a debt as reported under Item 5 in Part II of this report.

         Stockholders' deficit in the Company was $309,712 as of March 31, 2007, compared to $467,505 at year-end on September 30, 2006. This increase is due to the settlement of a debt as reported under Item 5 in Part II of this report that was on the books of the Company.

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



ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Periodic Report on Form 10-QSB as of March 31, 2007, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of March 31, 2007 for the purposes set forth in the definition in Exchange Act rules.

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

OTHER INFORMATION

Item 5.       Other Information

              On May 2, 2003, a judgment was issued against the Company for nonpayment of services in the amount of $128,000 plus interest at 10% and court costs. The Company was made aware of their judgment in late October 2004, and a liability was recorded in accrued liabilities in the amount of $180,406 including accrued interest of $52,406. During the first quarter of the fiscal year the debt was resolved and has been removed from the books and records of the Company.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits.  The following exhibits follow the signature page of this report

Exhibit No.    Page    Description
               No.

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


Dated: May 18,  2007              Matrix Energy Services Corporation.

                                  By: /s/ James Anderson
                                      -------------------------------
                                        James Anderson