Form 10QSB
period 2007-06-30
MATRIX ENERGY SERVICES CORP
filed 2007-08-20
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 2007

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

                                  Yes X No ___

                                   92,667,217
              (Number of shares of common stock the registrant had
                        outstanding as of August 14, 2007

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

CERTIFICATIONS  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                                     PART 1


ITEM 1 - FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations and changes in its financial position from September 30, 2006 through June 30, 2007 have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

                       Matrix Energy Services Corporation
                           Consolidated Balance Sheets

                                     Assets

                                                                               June 30,
                                                                                 2007             September 30,
                                                                             (Unaudited)               2006
                                                                          ---------------       ---------------
Current Assets
                                       Total Current Assets               $             -       $             -
                                                                          ===============       ===============

                     Liabilities and Stockholders' (Deficit)

Current Liabilities
       Cash Overdraft                                                     $             6       $             -
       Accounts Payable and Accrued Expenses                                       11,727               195,402
       Accrued Interest Payable                                                    45,643                26,499
       Notes Payable                                                              262,019               245,604
                                                                          ---------------       ---------------

           Total Current Liabilities                                              319,395               467,505
                                                                          ---------------       ---------------



Stockholders'  (Deficit)

       Common Stock; $.002 Par Value; 500,000,000
       Shares Authorized;  92,667,217 Shares Issued and
       Outstanding June 30, 2007 and September 30, 2006
                                                                                  185,334               185,334
       Additional Paid-In Capital                                              46,740,082            46,740,082
       Retained Deficit                                                       (47,244,811)          (47,392,921)
                                                                          ---------------       ---------------

           Total Stockholders'(Deficit)                                          (319,395)             (467,505)
                                                                          ---------------       ---------------


               Total Liabilities & Stockholders' (Deficit)                $             -       $             -
                                                                          ===============       ===============

   The accompanying note is an integral part of these consolidated financial statements.

                       Matrix Energy Services Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                     For the Three Months          For the Nine Months
                                                        Ended June 30,                Ended June 30,
                                                        2007             2006            2007              2006
                                                   ------------       ----------       ----------        ----------
REVENUE                                            $          -       $        -       $        -        $        -
                                                   ------------       ----------       ----------        ----------

EXPENSES
    General & Administrative                              3,104            5,370           13,152            18,870
    Interest                                              6,580            5,253           19,144            15,760
                                                   ------------       ----------       ----------        ----------

      Total Expenses                                      9,684           10,623           32,296            34,630
                                                   ------------       ----------       ----------        ----------


      Loss Before Other Income (Expenses)
        and Income Taxes                                 (9,684)         (10,623)         (32,296)          (34,630)

Gain on Settlement of Debt                                    -                -          180,406                 -
                                                   ------------       ----------       ----------        ----------

     (Loss)  Income Before Income Taxes                 (9,684)         (10,623)          148,110          (34,630)

  Income Taxes                                                -                -                -                 -
                                                   ------------       ----------       ----------        ----------

        Net (Loss) Income                          $     (9,684)      $  (10,623)      $  148,110        $  (34,630)
                                                   ============       ==========       ==========        ==========


Weighted Average Number Of Shares Outstanding        92,667,217       92,667,217       92,667,217        92,667,217
                                                   ============       ==========       ==========        ==========

Net (Loss) Income Per Share:                       $      (0.00)      $    (0.00)      $     0.00        $    (0.00)
                                                   ============       ==========       ==========        ==========

               The accompanying note is an integral part of these
                       consolidated financial statements.

                       Matrix Energy Services Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   For the Nine Months Ended
                                                                                    June 30,          June 30,
                                                                                      2007              2006
                                                                                --------------    -------------

Cash Flows from Operating Activities:
        Net Income (Loss)                                                       $      148,110    $     (34,630)

Adjustments to Reconcile Net Income (Loss) to Net Cash From
Operating Activities:
        Gain on Settlement of Debt                                                    (180,406)               -

Changes in Operating Assets and Liabilities:
        Cash Overdraft                                                                       6                -
        Accrued Interest                                                                19,144           15,760
        Accounts Payable and Accrued Expenses                                           (3,269)          18,658
                                                                                --------------    -------------


             Net Cash (Used) by Operating Activities                                   (16,415)            (212)
                                                                                --------------    -------------

Cash Flows from Investing Activities
             Net Cash Provided (Used) by Investing Activities
                                                                                             -                -
                                                                                --------------    -------------

Cash Flows from Financing Activities
        Notes Payable Borrowings                                                        16,415                -
                                                                                --------------    -------------

             Net Cash Provided By Financing Activities                                  16,415                -
                                                                                --------------    -------------

(Decrease) in Cash                                                                           -             (212)
Cash, Beginning of Period                                                                    -              212
                                                                                --------------    -------------

Cash, End of Period                                                             $            -    $           -
                                                                                ==============    =============

Supplemental Schedule of Cash Flow Information
        Cash Paid For:
        Interest Paid                                                           $            -    $           -
                                                                                ==============    =============
        Income Taxes                                                            $            -    $           -
                                                                                ==============    =============

               The accompanying note is an integral part of these
                       consolidated financial statements.

                       Matrix Energy Services Corporation
                        Notes to the Financial Statements
                                  June 30, 2007

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended June 30, 2007 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2007. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2006 audited financial statements. The results of operations for the periods ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

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


General

         During the quarter ending June 30, 2007, the Company continued to pursue potential business opportunities and possible acquisition targets in order to generate greater revenue and increase shareholder value.

         The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in Item 1 of Part I of this Report.


Results of Operations

Revenues

         The Company had no revenues for the three months ended June 30, 2007 and 2006. There have been no revenues since September 2004 due to the termination of operations.

Costs and Expenses

         General and administrative expenses were $3,104 for the three months ended June 30, 2007 compared to $5,370 for the same period in 2006. Management anticipates expenses to remain similar in future quarters with minimum business operations.

Gross Loss

     Loss for the three months ended June 30, 2007, was $9,684 compared to $10,623 for the same period in 2006.

Liquidity and Capital Resources

         At June 30, 2007, the Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. The Company's working capital deficit of $319,395 at June 30, 2007 compared to a working capital deficit of $467,505 at September 30, 2006 shows a decrease in working capital deficit of $148,110 for the year to date from the figure for the year ended September 30, 2006. The working capital deficit was decreased due to settlement of a debt as reported under Item 5 in Part II of this report.

         Stockholders' deficit in the Company was $319,395 as of June 30, 2007, compared to $467,505 at year-end on September 30, 2006. This decrease is due to the settlement of a debt as reported under Item 5 in Part II of this report that was on the books of the Company.

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

ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Periodic Report on Form 10-QSB as of June 30, 2007, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of June 30, 2007 for the purposes set forth in the definition in Exchange Act rules.

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


Dated: August 14, 2007     Matrix Energy Services Corporation.

                           By: /s/ James Anderson
                               --------------------------------
                                 James Anderson