Form 10KSB
period 2007-09-30
MATRIX ENERGY SERVICES CORP
filed 2008-01-16
CIK 316621

UNITED STATESSECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the fiscal year ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-09419

MATRIX ENERGY SERVICES CORPORATION

(Exact name of Registrant as specified in its charter)

State or other jurisdiction of incorporation or organization: Nevada
IRS Employer Identification No:	84-0811647

378 North Main, #124; Layton, UT 84041

(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 497-9075

Securities registered pursuant to Section 12(b) of the Act: Common Stock (par value $0.001 per share)Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 12 or 15(d)D of the Exchange Act. ☐

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). [ X ]

Revenue for the year ended September 30, 2007: $0

As of January 11, 2008 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant’s Securities.

As of January 11, 2008, the number of shares outstanding of the Registrant's Common Stock was 92,667.

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

(2(

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Matrix Energy Services Corp., (“the Company”) and its subsidiaries and predecessors, unless the context indicates otherwise, was organized under the laws of the State of Colorado on October 31, 1979 under the name Imperial Energy Corp. During its history, the Company has changed its name several times. At different times the Company has been known as Imperial Energy Corp., Funscape Corp., Oil Retrieval Systems, Inc., Titan Energy Corp., Inc. and Power Exploration, Inc. The Company changed its domicile to Nevada on May 31, 1998 through a merger of Titan Energy Corp., Inc., a Colorado Corporation, with a Nevada corporation bearing the name Power Exploration, Inc. In May 2002, the Company changed to the present name of Matrix Energy Services Corporation. Current management obtained controlling ownership of the Company in July 2005.

The Company has had no operations since September 2004. The Company is currently looking for a business opportunity. The Company intends to take advantage of any reasonable

(3(

business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation, bylaws or by contract, stockholders’ approval may not be sought.

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

ITEM 3. LEGAL PROCEEDINGS

On May 2, 2003, a default judgment was issued against the Company for nonpayment of services by an operator in the amount of $128,000 plus interest at 10% and court costs. The Company was not aware of their judgment until late October 2004, and a liability has been recorded in accrued liabilities in the amount of $180,406 including accrued interest of $52,406. During the first quarter of the fiscal year the debt was resolved and has been removed from the books and records of the Company with a gain relized of $180,406.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the OTC Bulletin Board of the National

(4(

Association of Securities Dealers, Inc. (the "NASD") under the symbol "MXSVES". As of January 11, 2008, the Company had approximately 2,500 shareholders of record.

The following table represents the range of the high and low bid prices of the Company’s stock as reported by the OTC Bulletin Board Historical Data Service. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The Company cannot ensure that an active public market will develop in its common stock or that a shareholder may be able to liquidate his investment without considerable delay, if at all.

Year	Quarter Ended	High	Low
2005	March 31 June 30 September 30 December 31	$0.05 .03 .04 .02	$0.01 .02 .01 .01
2006	March 31 June 30 September 30 December 31	$0.05 .02 .02 .02	$0.02 .02 .02 .02
2007	March 31 June 30 September 30	$0.02 .02 .02	$0.02 .02 .02

The Company shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer’s net tangible assets. The Company’s shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for the transaction involving a penny stock, other rules apply. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

(5(

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

In June 2005, Portsmith Partners of Nevada, Inc, (“Portsmith”) acquired 49,135,815 shares of the Company’s common stock from MorOil, Inc. There were no further issuances and no change to the amount of outstanding common shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the Company's performance and it should be read in conjunction with the financial statements (including related notes) accompanying this Report. Certain statements contained herein may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those expectations due to changes in global politics, economics, business, competitors, competition, markets and regulatory factors. More information about these factors has been or will be contained in the Company’s filings with the Security and Exchange Commission.

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

The Company incurred a net gain for the fiscal year ended September 30, 2007 of $137,760 as compared to a net loss of $47,321 for the fiscal year ended September 30, 2006. At September 30, 2007, the Company had a deficit net worth of $47,255,162 and negative working capital of $329,745. These factors create substantial doubt about the Company’s ability to continue as a going concern.

General and administrative expenses were $16,470 in September 2007 compared to $26,134

(6(

in September 2006. This decrease was principally due to decrease of the operations of the company.

The interest expense was $26,176 in September 2007 compared to $21,188 for September 2006. The increase is primarily the result of the Company having to borrow to pay expenses.

Liquidity and Capital Resources

As of September 30, 2007, the Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. Historically, the Company has been successful in raising operational capital. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

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

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity’s profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company’s shareholders as it has only limited capital and no operations.

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

(F-1(

ITEM 7. FINANCIAL STATEMENTS

(a) The following financial statements of the Company and its subsidiaries have been filed as part of this report:

Statements of Stockholders' (Deficit) and Comprehensive Loss for the years

(F-1(

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Matrix Energy Services Corporation

Layton, Utah

We have audited the accompanying consolidated balance sheets of Matrix Energy Services Corporation as of September 30, 2007 and 2006, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matrix Energy Services Corporation as of September 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Killman, Murrell & Company, P.C.

KILLMAN, MURRELL & COMPANY, P.C.

Odessa, Texas

January 11, 2008

(F-1(

MATRIX ENERGY SERVICES CORPORATION

BALANCE SHEETS

	September 30, 2007	September 30, 2006
Current Assets
Cash	$ 4,100	$ -
Total Current Assets	$ 4,100	$ -

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts Payable	$ 14,889	$ 195,402
Accrued Interest Payable	52,407	26,499
Notes Payable - Note 2	266,549	245,604
Total Current Liabilities	333,845	467,505

Stockholders’ (Deficit)
Common Stock; $.001 Par Value; 500,000,000 Shares Authorized; 92,667 Shares Issued and Outstanding as of September 30, 2007 and 2006, respectively	93	93
Additional Paid-In Capital	46,925,323	46,925,323
Retained Deficit	(47,255,161)	(47,392,921)
Total Stockholders’(Deficit)	(329,745)	(467,505)
Total Liabilities & Stockholders’ (Deficit)	$ 4,100	$ -

The accompanying notes are an integral part of these consolidated financial statements.

MATRIX ENERGY SERVICES CORPORATION

STATEMENTS OF OPERATIONS

	September 30, 2007	style='padding:0in 6.0pt 0in 6.0pt'> September 30, 2006

EXPENSES
GENERAL & ADMINISTRATIVE	$ 16,470	$ 26,134
	.	.
TOTAL GENERAL ADMINISTRATIVE	16,470	26,134
LOSS BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	(16,470)	(26,134)

OTHER INCOME (EXPENSES)

Interest	26,176	50,488
Gain on Settlement of Debt	180,406	-
GAIN (LOSS) BEFORE INCOME TAXES	137,760	(76,621)

INCOME TAXES - Note 3	-	-
NET GAIN (LOSS)	$ 137,760	$ (76,621)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	92,667	92,667
NET GAIN (LOSS) PER SHARE:	$ 1.48	$ (0.83)

The accompanying notes are an intregal part of these financial statements

MATRIX ENERGY SERVICES CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
style='padding:0in 6.0pt 0in 6.0pt'>	2006	2006
Cash Flows from Operating Activities:
Net Gain (Loss)	$ 137,760	$ (76,621)
Adjustments to Reconcile Net Gain (Loss) to Net Cash From Operating Activities:
Gain on Settlement of Debt	(180,406)	-
Changes in Operating Assets and Liabilities:
Accounts Payable	(107)	(20,367)
Accrued Interest Payable	25,908	21,188
	.	.
Net Cash Provided (Used) by Operating Activities	(16,845)	(35,066)
Cash Flows from Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Notes Payable Borrowings	20,945	34,854
Net Cash Provided By Financing Activities	20,945	34,854

Increase (Decrease) in Cash	4,100	(212)
Cash, Beginning of Year	-	212
Cash, End of Year	$ 4,100	$ -

MATRIX ENERGY SERVICES CORPORATION STATEMENTS OF CASH FLOWS For the Years Ended September 30, 2007 and 2006 (Continued)
	2007	2006
Supplemental Disclosure
Interest Paid	$ -	$ -

Income Taxes Paid (Including Interest & Penalties)	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

MATRIX ENERGY SERVICES CORPORATION

STATEMENTS OF STOCKHOLDERS' (DEFICIT)

For the Year From September 30, 2005 to September 30, 2007

	Common Stock Shares Amount		Additional Paid-In Capital	Retained Deficit	Total

BALANCE, SEPTEMBER 30, 2005	92,667,217	$ 185,334	$ 46,740,082	$ (390,884)	$ (47,316,300)
Net Loss	-	-	-	(76,621)	(76,621)
BALANCE, SEPTEMBER 30 2006	92,667,217	185,334	46,740,082	(467,505)	(47,392,921)
Reverse Stock Split: 1 for 1000	(92,574,550)	(185,149)	185,149	-	-
Change in Par Value from $.002 to $.001	-	(92)	92	-	-
AS RESTATED, SEPTEMBER 30, 2006	92,667	93	46,925,323	(467,505)	(47,392,921)
Net Loss	-	-	-	137,760	137,760
BALANCE, SEPTEMBER 30, 2007	92,667	$ 93	$ 46,925,323	$ (329,745)	$ (47,255,161)

The accompanying notes are an integral part of these consolidated financial statements.

MATRIX ENERGY SERVICES CORPORATION

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Historically, Matrix Energy Services Corporation (“the Company”) has engaged primarily in the acquisition, development and exploration for and sale of oil and gas in the state of Texas. Currently, the Company's purpose is to engage in any lawful corporate activity, including possible merger and acquisition opportunities.

During the year ended September 30, 2004, the Company ceased its oil and gas operations issuing over 41,000,000 shares of the Company’s common stock in payment of its debts. At that time, the Company began to actively seek a suitable business to be a merger candidate for the Company.

Effective June 16, 2005, the Company’s controlling shareholder sold its 49,135,815 shares of the Company’s common stock to Portsmith Partners of Nevada, Inc. At that time all of the Company’s officers and directors changed.

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

Revenue Recognition

The Company has no source of revenues.

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

Fair Value of Financial Instruments

As of September 30, 2007 and 2006, the Company's financial instruments were cash, accounts payable and short term debt. The carrying amounts of cash, accounts payable and short-term debt approximated their fair value due to the relatively short maturity of these instruments.

Matrix Energy Services Corporation

Notes to Financial Statements

September 30, 2007 and 2006

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

Net (Loss) Per Share of Common Stock. Per share amounts have been computed based on the weighted average number of common shares outstanding during the period. Potential common stock has been excluded from the computation of earnings per share since the inclusion of options and warrants would be anti-dilutive.

Matrix Energy Services Corporation

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2005, the financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error corrections” (SFAS NO. 154"), which replaces APB Opinion No. 20, “Accounting Changes, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, which requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impractical to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Management of the Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchase under employee stock purchase plans, to be recognized as operating expense in the income statement. The cost is recognized over the requisite service period based on fair valued measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. In April 2005, the SEC approved a change in the effective date of SFAS No. 123R for public companies to be effective in the annual, rather than interim, periods beginning after June 14, 2005. SFAS No. 123R is effective for the Company beginning July 1, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107") “Share-Based Payment”, which expressed views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 also provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. Management of the Company does not believe the adoption of SFAS No. 123R will have a material impact on its financial statements.

(((((((☐((((((((

MATRIX ENERGY SERVICES CORPORATION

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 2: NOTES PAYABLE

Notes payable at September 30, 2007 and 2006 consist of the following:

	2007	2006
Note Payable - (a)	$ 10,750	$ 10,750
Note Payable - (b)	200,000	200,000
Note Payable - (c)	6,260	6,260
Note Payable - (d)	28,594	28,594
Note Payable - (e) Total	20,945 $ 266,549	- $ 245,604

a) The Company is indebted to Global Funding Group, Inc. under the terms of a 10% promissory note dated July 1, 2005. The monies were loaned to the company prior to the change in shareholder control. Interest was accrued on the note in the approximate amount of $1,077 and $1,343 for the year ended September 30, 2007, 2006, respectively. The balance plus accrued interest is due on demand.

b) The Company executed a ten percent (10%) promissory note to a consulting firm in the amount of $200,000. The note is convertible into shares of the Company’s common stock at the conversion price of par value per share, provided such conversion cannot result in the issuance of control to any one person. Interest in the approximate amount of $20,704 and $25,039 has been accrued for the year ended September 30, 2007, 2006, respectively. The balance plus accrued interest is due on demand.

c) The Company executed two 10% convertible promissory notes to an unrelated third party who advanced money to the Company to pay expenses. The notes are convertible into shares of the Company’s common stock at the conversion price of par value per share, provided such conversion does not result in the issuance of control to any one person. Interest accrued on both notes for the years ended September 30, 2007, 2006 in the amounts of $641 and $116, respectively.

d) The Company executed a 10% convertible promissory note to an unrelated third party who has advanced monies for expenses paid primarily to the Company’s auditors. The notes are convertible into shares of the Company’s common stock at the conversion price of par value per share, provided such conversion does not result in the issuance of control to any one person. Interest has accrued on this note for the period ended September 30, 2007 in the amount of $2,865.

e) The Company executed a 18% convertible promissory note to an unrelated third party who has advanced monies for expenses paid primarily to the Company’s auditors. The notes are convertible into shares of the Company’s common stock at the conversion price of par value per share, provided such conversion does not result in the issuance of control to any one person. Interest has accrued on notes for year ended September 30, 2007 in the amount of $622.

(((((((☐((((((((

MATRIX ENERGY SERVICES CORPORATION

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 3: INCOME TAXES

The components of the provision for income taxes are as follows:September 30,

Current Tax Expense	2007	2006
U.S. Federal	$ -	$ -
State and Local	-	-
Total Current	$ -	$ -
Deferred Tax Expense
U.S. Federal	$ -	$ -
State and Local	-	-
Total Deferred	$ -	$ -
Total Tax Provision from Continuing Operations	$ -	$ -

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	2007	2006
Federal Income Tax Rate	(34%)	(34%)
Deferred Tax Charge (Credit)	-	-
Effect of Valuation Allowance	34%	34%
State Income Tax, Net of Federal Benefit	-	-
Effective Income Tax Rate	0.0%	0.0%

At September 30, 2007, the Company had net carry-forward losses of approximately $30,433,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carry-forward.

(((((((☐((((((((

MATRIX ENERGY SERVICES CORPORATION

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 3: INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	September 30, 2007	September 30, 2006
Deferred Tax Assets (Liabilities)
Loss Carry-forwards	$ 14,700,000	$ 14,715,000
Net Tax Assets	14,700,000	14,715,000
Less: Valuation Allowance	(14,700,000)	(14,715,000)
Net Deferred Tax Assets	$ -	$ -

Net tax operating loss carry-forwards expire in 2007 through 2020 as follows:

September 30,
2007	$ 65,000
2009	16,000
2010	3,000
2011	28,000
2012	303,000
2013	2,329,000
2014	3,901,000
2015	17,612,000
2016	772,000
2017	2,330,000
2018	2,460,000
2019	296,000
2020	241,000
2021	77,000 $ 30,433,000

(((((((☐((((((((

MATRIX ENERGY SERVICES CORPORATION

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 4: COMMITMENTS AND CONTINGENCIES

On May 2, 2003, a judgment was issued against the Company for nonpayment of services in the amount of $128,000 plus interest at 10% and court costs. The Company was made aware of their judgment in late October 2004, and a liability has been recorded in accrued liabilities in the amount of $180,406 including accrued interest of $52,406. During the first quarter of the fiscal year the debt was resolved and has been removed from the books and records of the Company, resulting in a gain of $180,406.

NOTE 5: GOING CONCERN

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As of September 30, 2007, the Company has a working capital deficit, of $329,745 and an accumulated deficit of $47,255,161. Based upon the Company's plan of operation, the Company estimates that existing resources will not be sufficient to fund the Company's working capital deficit. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to further scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.

NOTE 6: COMMON STOCK

On October 25, 2007, subsequent to the balance sheet date, the Company’s Board of Directors authorized a 1-for-1,000 reverse stock split and reduced the par value of its common stock from $.002 to $.001 effective September 14, 2007. Accordingly, all references to number of common shares and per share date in the accompanying financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

Stockholders’ equity reflects the reverse stock split by reclassifying from “Common Stock” to Additional Paid In Capital” an amount equal to the par value of the shares reversed. All fractional shares are being rounded up. No certificate greater than five hundred shares will be reversed below five hundred shares.

September 30,
2007	2006

Weighted average number of common shares
Outstanding prior to reverse stock split	92,667,217	92,667,217

1-for 1,000 Reverse stock split	(92,574,550)	(92,574,550)

Weighted average number of common shares
Outstanding subsequent to reverse stock split	92,667	92,667

((((

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended September 30, 2007, the Company has no changes or disagreements on the accounting and financial disclosures made by Killman, Murrell & Company, P.C.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB, have concluded that the Company’s disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

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

((((

Directors and Executive Officers

Name	Age (2007)	Director Since	Position with the Company
James Anderson 378 North Main Street, Suite 124 Layton, Utah 84041	49	2005	President, CEO and Director

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

SUMMARY COMPENSATION TABLE

(23(

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company’s or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2007, the end of the Company’s last completed fiscal year):

Long Term Compensation

Annual Compensation	Awards	Payouts

Name and Principal Position	Year	Salary	Bonus ($)	Other Annual Compen- sation	Restricted Stock Awards	Options /SARs	LTIP Payout	All Other Compen-sation
James Anderson, Pres	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
James Anderson, Pres James Anderson, Pres	2006 2005	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Joe Bill Bennett, CEO	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Joe Bill Bennett, CEO	2003	52,200	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 30, 2007, by (I) each director of the Company, (ii) each named executive officer in the Summary Compensation Table, (iii) each person known or believed by the Company to own beneficially five percent or more of the Common Stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.

Name and Address Of Beneficial Owner	Beneficial Ownership	Percent of Class

(24(

Portsmith Partners of Nevada, Inc. Las Vegas, NV	49,135	style='padding:0in 6.0pt 0in 6.0pt'> 53.0%
Officers and Directors As a Group (one) James Anderson 378 North Main Street, Suite 124 Layton, UT 84041	0	0%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the reported year the Company did not enter into any other transactions with management which are to be reported under this Item.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits follow the signature page of this report.

Exhibit No.	Page No.	Description
2.1	-*-	Plan of Reorganization and Change of Situs by which Titan Energy Corp., and Power Exploration, Inc. Changes Its Place of Incorporation
2.2	-*-	Agreement and Plan of Merger Between Power Exploration, Inc. (Nevada) and Power Exploration, Inc. (Colorado) . August 1, 1998
2.3	-*-	Articles of Incorporator. Election of Officers and Directors of Power Exploration, Inc. (Nevada) . May 31, 1998
2.4	-*-	Action by Incorporator. Election of Officers and Directors of Power Exploration, Inc.(Nevada) . May 1998
2.5	-*-	Special Action by the Executive Committee of Power Exploration, Inc. dated January 11, 1999 (Incorporated herein by reference from Exhibits to the Company's Form 8-K field January 19, 1999)
3.1	-*-	Articles of Incorporation of Imperial Energy dated October 31, 1979
3.2	-*-	Amendment to Articles of Incorporation dated June 26, 1984
3.3	-*-	Amendment to Articles of Incorporation dated September 25, 1996
3.4	-*-	Minutes of Special Shareholders Meeting Changing Name to Oil Retrieval Systems, Inc. dated May 14, 1997

(25(

3.5	-*-	Amendment to Articles of Incorporation dated June 15, 1997, Changing Name to Oil Retrieval Systems, Inc
3.6	-*-	By Laws of the Corporation
3.7	-*-	Articles of Incorporation of Power Exploration, Inc. (Nevada) dated May 14, 1998
3.8	-*-	By Laws of Power Exploration, Inc. (Nevada dated June 1, 1998
10.1	32	Convertible Debenture with Venture Resources, Inc. dated July 1, 2005.
21.1	-*-	Subsidiaries of the Issuer
31.1	29	Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	31

Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. §1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

-*- Previously filed and incorporated herein by reference from the Form 10-KSB field January 14, 2000 by the Company.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2007 and 2006 were $10,854 and $8,885 respectfully.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2007 and 2006 were $0 and $0, respectfully.

Tax Fees

The aggregate fees billed for assurance and related services by the principal accountant for tax

(26(

preparation for the fiscal years ended September 30, 2007 and 2006 were $1,250 and $3,230, respectfully.

All Other Fees

The Company’s Board of Directors functions as its audit committee. All of the services described above in this Item 14 were approved in advance by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Energy Services Corporation

By:	/s/James Anderson

James Anderson

Dated: January 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James Anderson	President and Director
James Anderson	(Principal Executive and
Financial Officer)	January 11, 2008

(27(