Form 10QSB
period 2007-12-31
MATRIX ENERGY SERVICES CORP
filed 2008-02-20
CIK 316621

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended:	December 31, 2007

Commission File Number:	000-09419

MATRIX ENERGY SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	84-0811647
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

378 North Main, #124; Layton, Utah	84041
(Address of principal executive offices)

Registrant's telephone number including area code:	(801) 497-9075

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

Yes X No ___

10,092,667
(Number of shares of common stock the registrant had outstanding as of February 15, 2008)

TABLE OF CONTENTS

PART I

ITEM 1.	FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2007 and the results of its operations and changes in its financial position from September 30, 2007 through December 31, 2007 have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

The accompanying note is an integral part of these financial statements.

(3(

Matrix Energy Services Corporation
Balance Sheet
Assets
	December 31, 2007 (Unaudited)	September 30, 2007
Current Assets
Cash	$ 285	$ 4,100
Total Current Assets	$ 285	$ 4,100

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accounts Payable and Accrued Expenses	$ 195,814	$ 195,295
Accrued Interest Payable	59,512	52,407
Notes Payable	272,899	266,549
Total Current Liabilities	528,225	514,251
Stockholders’ (Deficit)
Common Stock; $.001 Par Value; 500,000,000 Shares Authorized; 10,092,667 Shares Issued and Outstanding December 31, 2007 and September 30, 2007, respectively	10,093	93
Additional Paid-In Capital	46,916,323	46,925,323
Retained Deficit	(47,454,357)	(47,435,567)
Total Stockholders’(Deficit)	(527,941)	(467,505)
Total Liabilities & Stockholders’ (Deficit)	$ 285	$ 4,100

The accompanying note is an integral part of these financial statements.

(4(

Matrix Energy Services Corporation

Statements of Operations
(Unaudited)

<pre>

For the Three Months
Ended December 31,
2007	2006

Revenues	$-	$-

Expenses

General and administrative	11,684	789

Interest expense	7,105	6,231

Total Expenses	18,789	7,020

Operating Loss	(18,789)	(37,916)

Gain on Forgiveness of Debt	-	-

Net Gain or (Loss)	$(18,789)	$(7,020)

Weighted Average Number of Shares Outstanding	10,092,667	92,667

Net Gain or (Loss) Per Share	$(0.002)	$(0.08)

</pre>

The accompanying note is an integral part of these financial statements.

(5(

Matrix Energy Services Corporation

Statements of Cash Flows
(Unaudited)

<pre>

	For the Three Months Ended
	December 31, 2007	December 31, 2006
Cash Flows from Operating Activities:
Net Income (Loss)	$(18,789)	$ (7,020)
Adjustments to Reconcile Net Income (Loss) to Net Cash From Operating Activities:
Changes in Operating Assets and Liabilities:
Accrued Interest	7,105	6,231
Accounts Payable and Accrued Expenses	519	(6,926)
Net Cash (Used) by Operating Activities	(11,165)	(7,715)
Cash Flows from Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Notes Payable Borrowings Consulting Services for Stock	6,350 1,000	(7,715) -
Net Cash Provided By Financing Activities	7,350	(7,715)
(Decrease) in Cash	3,815	-
Cash, Beginning of Period	4,100	-
Cash, End of Period	$ 285	$ -
Supplemental Schedule of Cash Flow Information
Cash Paid For:
Interest Paid	$ -	$ -
Income Taxes	$ -	$ -

</pre>

The accompanying note is an integral part of these financial statements.

(6(

Matrix Energy Services Corporation
Notes to the Financial Statements
December 31, 2007

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended December 31, 2007 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of December 31, 2007. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2007 audited financial statements. The results of operations for the periods ended December 31, 2007 are not necessarily indicative of the operating results for the full year.

(7(

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

(8(

information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

General

During the quarter ending December 31, 2007, the Company continued to pursue potential business opportunities and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements of the Company and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

The Company had no revenues for the three months ended December 31, 2007 and 2006. There have been no revenues since September 2004 due to the termination of operations.

Costs and Expenses

General and administrative expenses were $11,684 for the three months ended December 31, 2007 compared to $789 for the same period in 2006. Management anticipates expenses to remain similar in future quarters with minimum business operations.

Gross Loss

Loss for the three months ended December 31, 2007, was $18,789 compared to $6,231 for the same period in 2006.

Liquidity and Capital Resources

At December 31, 2007, the Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. The Company’s working capital deficit of $527,940 at December 31, 2007 compared to a working capital deficit of $294,119 at September 30, 2006.

Stockholders’ deficit in the Company was $527,941 as of December 31, 2007, compared to $294,119 at year-end on September 30, 2006.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company

(9(

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

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company’s management including its principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Periodic Report on Form 10-QSB as of December 31, 2007, have concluded that the Company’s disclosure controls over financial reporting and procedures are adequate and effective as of December 31, 2007 for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were not any significant changes in the Company’s internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect, significantly affect the Company’s internal controls subsequent to the date of their evaluation

PART II

OTHER INFORMATION

(10(

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

<pre>

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

(11(

10.1	-*-	Convertible Debenture with Venture Resources, Inc. dated July 1, 2005.
21.1	*	Subsidiaries of the Issuer
31.1	13	Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	14

Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. §1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

</pre>

-*- Previously filed and incorporated herein by reference from the Form 10-KSB filed January 16, 2008 by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: February 15, 2008	Matrix Energy Services Corporation.

By: /s/ James Anderson
James Anderson

(12(