Form 10QSB
period 2008-03-31
MATRIX ENERGY SERVICES CORP
filed 2008-05-20
CIK 316621

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2008

Commission File Number: 000-09419

MATRIX ENERGY SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	84-0811647
(State or other jurisdiction of	(IRS Employer Identification No.)

incorporation or organization)

378 North Main, #124; Layton, Utah 84041

(Address of principal executive offices)

Registrant's telephone number including area code:	(801) 273-9300

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

10,144,405

(Number of shares of common stock the registrant had

outstanding as of May 15, 2008)

TABLE OF CONTENTS

PART I

ITEM 1 – FINANCIAL STATEMENTS	3

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3 – CONTROLS AND PROCEDURES	10

PART II

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K	11

INDEX TO EXHIBITS	11

SIGNATURES	12

PART I

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operations and changes in its financial position from September 30, 2007 through March 31, 2008 have been made. The results of the Company’s operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

Matrix Energy Services Corporation

Consolidated Balance Sheets

Assets
	March 31, 2008 (Unaudited)	September 30, 2007
Current Assets
Cash	$ -	$ 4,100
Total Current Assets	$ -	$ 4,100

Liabilities and Stockholders’ (Deficit)
`
Current Liabilities
Accounts Payable and Accrued Expenses	$ 20,237	$ 208,095
` Accrued Interest Payable	66,864	52,407
Notes Payable	75,959	266,549
Total Current Liabilities	563,060	527,051

Stockholders’ (Deficit)
Common Stock; $.001 Par Value; 500,000,000 Shares Authorized; 10,092,667 and 92,667 shares Issued and Outstanding as of March 31, 2008 and September 30, 2007, respectively.	10,093	93
Additional Paid-In Capital	46,916,323	46,925,323
Retained (Deficit)	(47,489,476)	(47,448,367)
Total Stockholders’(Deficit)	(563,060)	(522,951)
Total Liabilities & Stockholders’ (Deficit)	$ -	$ 4,100

See Notes to Financial Statements.

Matrix Energy Services Corporation

Consolidated Statements of Operations

(Unaudited)

	For the Three Month Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
REVENUE	$ -	$ -	$ -	$ -

EXPENSES
General & Administrative	11,767	9,259	23,452	10,049
Interest	7,352	6,333	17,657	12,564
Total Expenses	19,119	15,592	41,109	22,613
Loss Before Other Income (Expenses) and Income Taxes	(19,119)	(15,592)	(41,109)	(22,613)
Gain on Settlement of Debt	-	-	-	180,406
(Loss) Income Before Income Taxes	(19,119)	(15,592)	(41,109)	157,793
Income Taxes	-	-	-	-
Net (Loss) Income	$ (19,119)	$ (15,592)	$ (41,109)	$ 157,793
Weighted Average Number Of Shares Outstanding	10,092,667	92,667	10,092,667	92,667
Net (Loss) Income Per Share:	$ (0.00)	$ (0.17)	$ (0.00)	$ 1.70

See Notes to Financial Statements.

Matrix Energy Services Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	March 31, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net Income (Loss)	$ (41,109)	$ 157,793
Adjustments to Reconcile Net Income (Loss) to Net Cash From Operating Activities:
Gain on Settlement of Debt	-	(180,406)
Changes in Operating Assets and Liabilities:
Accrued Interest	14,457	12,564
Accounts Payable and Accrued Expenses	12,142	2,334
Net Cash (Used) by Operating Activities	(14,509)	(7,715)
Cash Flows from Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Notes Payable Borrowing	9,410	7,715
Consulting Services for Stock	1,000	–
Net Cash Provided By Financing Activities	10,410	7,715
(Decrease) in Cash	(4,100)	-
Cash, Beginning of Period	4,100	-
Cash, End of Period	$ -	$ -
Supplemental Schedule of Cash Flow Information
Cash Paid For:
Interest Paid	$ -	$ -
Income Taxes	$ -	$ -

See Notes to Financial Statements.

Matrix Energy Services Corporation

Notes to the Financial Statements

March 31, 2008

NOTE 1 – Interim Financial Statements

The financial statements for the three months ended March 31, 2008 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2008. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

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

General

During the quarter ending March 31, 2008, the Company continued to pursue potential business opportunities and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

The Company had no revenues for the three months ended March 31, 2008 and 2007. There have been no revenues since September 2004 due to the termination of operations.

Costs and Expenses

General and administrative expenses were $11,767 for the three months ended March 31, 2008 compared to $9,259 for the same period in 2007. Management anticipates expenses to remain similar in future quarters with the cessation of business operations.

Gross Loss

Loss for the three months ended March 31, 2008, was $19,119 compared to $15,592 for the same period in 2007.

Liquidity and Capital Resources

At March 31, 2008, the Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. The Company’s working capital deficit of $563,060 at March 31, 2008 compared to a working capital deficit of $522,951 at September 30, 2007.

Stockholders’ deficit in the Company was $563,060 as of March 31, 2008, compared to $522,951 at year-end on September 30, 2007.

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

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders as it has only limited capital and no operations. If a new business opportunity is found, the current management would most likely be changed.

The Company does not intend to employ anyone in the future, unless its present business operations were to change. The Company does intend to reimburse its officers and directors for out of pocket costs.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company’s management including its principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) in connection with the Periodic Report on Form 10-QSB as of March 31, 2008, have concluded that the Company’s disclosure controls over financial reporting and procedures are adequate and effective as of March 31, 2008 for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were not any significant changes in the Company’s internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect, significantly affect the Company’s internal controls subsequent to the date of their evaluation

PART II

OTHER INFORMATION

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

Exhibits. The following exhibits are attached as exhibits to this report.

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

Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. §1350, as adopted pursuant to §§ 906 of the Sarbanes-Oxley Act of 2002

-*- Previously filed and incorporated herein by reference from the Form 10-KSB filed January 14, 2008 by the Company.

** Attached as Exhibits to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: May 15, 2008	Matrix Energy Services Corporation.

By: /s/ James Anderson
James Anderson