Form 10-Q
period 2008-06-30
MATRIX ENERGY SERVICES CORP
filed 2008-08-19
CIK 316621

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

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

(Former name, former Address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)Yes X   No
and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                          Yes X    No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]   Accelerated filer [  ]    Non-accelerated filer [  ]
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act).
Yes X No ___

There were 592,667 shares of common stock, $0.001 par value, issued and outstanding as of August 19, 2008.

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of June 30, 2008 (Unaudited) and September 30, 2007                                                                                              3

Consolidated Statement of Operations
           (Unaudited) for the Three and Nine Months Ended June 30, 2008 and 2007                                                                                                            5

Consolidated Statements of Cash Flows (Unaudited)
      for the  Nine Months Ended June 30, 2008 and 2007                                                                                                                                                 6

Notes to Financial Statements (Unaudited)                                                                                                                                                                      7

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                                                                                                                                                           8

Item 3. Quantitative and Qualitative Disclosures About Market Risks                                                                                                                                10

Item 4T. Controls and Procedures                                                                                                                                                                                              10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                                                                                                                            11

Item 1A. Risk Factors                                                                                                                                                                                                                   11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                                  11

Item 3. Defaults Upon Senior Securities                                                                                                                                                                                    11

Item 4. Submission of Matters to a Vote of Security Holders                                                                                                                                                11

Item 5. Other Information                                                                                                                                                                                                             11

Item 6. Exhibits and Reports on Form 8-K                                                                                                                                                                                 11

Signatures                                                                                                                                                                                                                12

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008 and the results of its operations and changes in its financial position from September 30, 2007 through June 30, 2008 have been made.  The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Matrix Energy Services Corporation
Consolidated Balance Sheets
Assets
	June 30, 2008 (Unaudited)	September 30, 2007
Current Assets
Cash	$ -	$ 4,100
Total Current Assets	$ -	$ 4,100

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accounts Payable and Accrued Expenses	$ 241,650	$ 208,095
Accrued Interest Payable	74,216	52,407
Notes Payable	275,959	266,549
Total Current Liabilities	591,825	527,051

Stockholders’ (Deficit)
Common Stock; $.001 Par Value; 500,000,000 Shares Authorized; 592,667 and 92,667 Shares Issued and Outstanding as of June 30, 2008 and September 30, 2007, respectively.	593	93
Additional Paid-In Capital	46,984,823	46,925,323
Retained Deficit	(47,577,241)	(47,448,367)
Total Stockholders’(Deficit)	(591,825)	(522,951)
Total Liabilities & Stockholders’ (Deficit)	$ -	$ 4,100

The accompanying note is an integral part of these consolidated financial statements.
--

Matrix Energy Services Corporation
Consolidated Statements of Operations
(Unaudited)
	For the Three Month Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
REVENUE	$ -	$ -	$ -	$ -

EXPENSES
General & Administrative	63,450	3,104	86,901	13,152
Interest	24,315	6,580	41,972	19,144
Total Expenses	87,765	9,684	128,873	32,296
Loss Before Other Income (Expenses) and Income Taxes	(87,765)	(9,684)	(128,873)	(32,296)
Gain on Settlement of Debt	-	-	-	180,406
(Loss) Income Before Income Taxes	(87,765)	(9,684)	(128,873)	148,110
Income Taxes	-	-	-	-
Net (Loss) Income	$ (87,765)	$ (9,684)	$(128,873)	$ 148,110
Weighted Average Number Of Shares Outstanding	592,667	92,667	442,667	92,667
Net (Loss) Income Per Share:	$ (0.15)	$ (0.00)	$ (0.29)	$ 1.60

The accompanying note is an integral part of these consolidated financial statements.
--

Matrix Energy Services Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net Income (Loss)	$ (128,873)	$ 148,110
Adjustments to Reconcile Net Income (Loss) to Net Cash From Operating Activities:
Consulting Services for Stock Gain on Settlement of Debt	60,000 -	- (180,406)
Changes in Operating Assets and Liabilities:
Cash Overdraft Accrued Interest	- 21,809	6 19,144
Accounts Payable and Accrued Expenses	33,554	(3,269)
Net Cash (Used) by Operating Activities	(13,510)	(16,415)
Cash Flows from Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Notes Payable Borrowings	9,410	16,415
Net Cash Provided By Financing Activities	9,410	16,415
(Decrease) in Cash	(4,100)	-
Cash, Beginning of Period	4,100	-
Cash, End of Period	$ -	$ -
Supplemental Schedule of Cash Flow Information
Cash Paid For:
Interest Paid	$ -	$ -
Income Taxes	$ -	$ -

The accompanying note is an integral part of these consolidated financial statements.
--

Matrix Energy Services Corporation
Notes to the Financial Statements
June 30, 2008

NOTE 1  - Interim Financial Statements

The financial statements for the three and nine months ended June 30, 2008 were prepared from the books and records of the company.  Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2008.  The results of the nine months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

- -

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

Forward Looking Statements

The information herein contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the ability of Matrix Energy Services Corporation ("the Company") to locate business opportunities, general market conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in the Form 10Q will prove to be accurate. In view of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

General

During the quarter ending June 30, 2008, the Company continued to pursue potential business opportunities and possible acquisition targets in order to generate greater revenue and increase shareholder value.

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in Item 1 of Part I of this Report.

Results of Operations

Revenues

The Company had no revenues for the three months ended June 30, 2008 and 2007. There have been no revenues since September 2004 due to the termination of operations.

Costs and Expenses

General and administrative expenses were $63,450 for the three months ended June 30, 2008 compared to $3,104 for the same period in 2007. Management anticipates expenses to remain similar in future quarters with minimum business operations.

Gross Loss

Loss for the three months ended June 30, 2008, was $87,765 compared to $9,684 for the same period in 2007.

Liquidity and Capital Resources

At June 30, 2008, the Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire.  At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company.  The Company’s working capital deficit of $591,825 at June 30, 2008 compared to a working capital deficit of $527,051 at September 30, 2007.

Stockholders’ deficit in the Company was $591,825 as of June 30, 2008, compared to $522,951 at year-end on September 30, 2007.

- -

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

ITEM 3 – QUANTITATIVE AND QUALITATAVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T - CONTROLS AND PROCEDURES.

As of June 30, 2008, an evaluation was carried out by management, of the effectiveness of disclosure controls and procedures. Based on that evaluation, management has concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the reporting period or subsequent to the date of the evaluation by its management thereof.

- -

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

There were no other items to be reported under Part II of this report.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b) Reports on Form 8-K.

None.

- -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: August 19, 2008                                                                Matrix Energy Services Corporation.

By: /s/ James Anderson
      James Anderson

- -