Form 10KSB/A
period 2007-09-30
MATRIX ENERGY SERVICES CORP
filed 2008-11-03
CIK 316621

0

UNITED STATESSECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB/A

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

Item 11.      Security Ownership of Certain Beneficial Owners and Management

Item 12.      Certain Relationships and Related Transactions

Item 13.      Exhibits and Reports on Form 8-K

Item 14.       Principle Accountant Fees and Services

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB includes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, or “continue” or the negative thereof or other variations thereon or comparable terminology..  All statements other than statements of historical fact included in this Form 10-KSB, including without limitation, the statements under “Business”, “Properties”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations Exploration –Liquidity and Capital Resources” and “Market for the Registrant’s Common Equity and Related Shareholder Matters” located elsewhere wherein regarding the financial position and liquidity of Matrix Energy Services Corp. (the “Company”), its ability to service its indebtedness, its strategic plans including, its ability to list its stock on the Over The Counter Electronic Bulletin Board (OTC-EBB) and other matters, are Forward-Looking Statements.  Although the Company believes that the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors with respect to any such Forward-Looking Statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed in this Form 10-KSB, including, without limitation, in conjunction with the Forward-Looking Statements included in this Form 10-KSB.  All subsequent written and oral Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

ITEM 3. LEGAL PROCEEDINGS

           On May 2, 2003, a default judgment was issued against the Company for nonpayment of services by an operator in the amount of $128,000 plus interest at 10% and court costs. The Company was not aware of their judgment until late October 2004, and a liability has been recorded in accrued liabilities in the amount of $193,206 including accrued interest of $65,206.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "MXSV".   As of January 11, 2008, the Company had approximately 2,500 shareholders of record.

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

Dividends

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

In June 2005, Portsmith Partners of Nevada, Inc, (“Portsmith”) acquired 49,139 post split (49,135,815 pre split) shares of the Company’s common stock from MorOil, Inc.   There were no further issuances and no change to the amount of outstanding common shares.

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

The Company incurred a net loss for the fiscal year ended September 30, 2007 of $55,446 as compared to a net loss of $76,621 for the fiscal year ended September 30, 2006. At September 30, 2007, the Company had a deficit net worth of $47,448,367 and negative working capital of $522,951. These factors create substantial doubt about the Company’s ability to continue as a going concern.

General and administrative expenses were $16,470 in September 2007 compared to $26,134 in September 2006.  This decrease was principally due to decrease of the operations of the company.

The interest expense was $38,976 in September 2007 compared to $50,488 for September 2006.  The increase is primarily the result of the Company having to borrow to pay expenses and accrued interest on the judgment.

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

ITEM 7. FINANCIAL STATEMENTS

(a) The following financial statements of the Company and its subsidiaries have been filed as part of this report:

Statements of Cash Flows for the years ended September 30, 2007 and 2006 ……………. . F-5

Statements of Stockholders' (Deficit) ended September 30, 2007 and 2006 .. . . . . . . . . .. . .  . F-6

Notes to Financial Statements ……………… . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . ....F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Matrix Energy Services Corporation

We have audited the accompanying balance sheets of Matrix Energy Services Corporation as of September 30, 2007 and 2006, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matrix Energy Services Corporation as of September 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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

/s/ Killman, Murrell & Company, P.C.
KILLMAN, MURRELL & COMPANY, P.C.
Odessa, Texas
January 11, 2008

MATRIX ENERGY SERVICES CORPORATION
BALANCE SHEETS
ASSETS	September 30, 2007	September 30, 2006
Current Assets
Cash	$ 4,100	$ -
Total Current Assets	$ 4,100	$ -

LIABILITIES AND STOCKHOLDERS (DEFICIT)

Current Liabilities
Accounts Payable	$ 208,095	$ 195,402
Accrued Interest Payable	52,407	26,499
Notes Payable - Note 2	266,549	245,604
Total Current Liabilities	527,051	467,505

Stockholders’ (Deficit)
Common Stock; $.001 Par Value; 500,000,000 Shares Authorized; 92,667 Shares Issued and Outstanding as of September 30, 2007 and 2006, respectively	93	93
Additional Paid-In Capital	46,925,323	46,925,323
Retained (Deficit)	(47,448,367)	(47,392,921)
Total Stockholders’(Deficit)	(522,951)	(467,505)
Total Liabilities & Stockholders’ (Deficit)	$ 4,100	$ -

The accompanying notes are an integral part of these financial statements

MATRIX ENERGY SERVICES CORPORATION
STATEMENTS OF OPERATIONS
	September 30, 2007	September 30, 2006
EXPENSES
GENERAL AND ADMINISTRATIVE	$ 16,470	$ 26,134
TOTAL GENERAL AND ADMINISTRATIVE	16,470	26,134
LOSS BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	(16,470)	(26,134)
OTHER INCOME (EXPENSES)
Interest Expense	(38,976)	(50,488)
Gain on Settlement of Debt	-	-
GAIN (LOSS) BEFORE INCOME TAXES	(55,446)	(76,621)
INCOME TAXES - Note 3	-	-
NET GAIN (LOSS)	$ (55,446)	$ (76,621)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	92,667	92,667
NET GAIN (LOSS) PER SHARE:	$ (0.60)	$ (0.83)

The accompanying notes are an integral part of these financial statements

MATRIX ENERGY SERVICES CORPORATION
STATEMENTS OF CASH FLOWS
	For the Years Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net Gain (Loss)	$(55,446)	$(76,621)
Adjustments to Reconcile Net Gain (Loss) to Net Cash From Operating Activities:

Changes in Operating Assets and Liabilities:
Accounts Payable	(12,907)	20,367
Accrued Interest Payable	25,908	21,188
Net Cash Provided (Used) by Operating Activities	(16,845)	(35,066)
Cash Flows from Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Notes Payable Borrowings	20,945	34,854
Net Cash Provided By Financing Activities	20,945	34,854

Increase (Decrease) in Cash	4,100	(212)
Cash, Beginning of Year	-	212
Cash, End of Year	$ 4,100	$ -
Supplemental Disclosure
Interest Paid                                                                                                    $              -          $              -

Income Taxes Paid                                                                                          $              -          $              -

The accompanying notes are an integral part of these financial statements

MATRIX ENERGY SERVICES CORPORATION
STATEMENTS OF STOCKHOLDERS' (DEFICIT)
For the Years From September 30, 2005 to September 30, 2007
	Common Stock Shares Amount		Additional Paid-In Capital	Retained Deficit	Total

BALANCE, SEPTEMBER 30, 2005 (as previously reported)	92,667,217	$ 185,334	$ 46,740,082	$ (47,316,300)	$ (390,884)
Reverse Stock Split: 1 for 1000	(92,574,550)	(185,149)	185,149	-	-
Change in Par Value from $.002 to $.001	-	(92)	92	-	-
AS RESTATED, SEPTEMBER 30, 2005	92,667	93	46,925,323	(47,316,300)	(390,884)
Net Loss	-	-	-	(76,621)	(76,621)
BALANCE, SEPTEMBER 30, 2006	92,667	93	46,925,323	(47,392,921)	(467,505)
Net Gain	-	-	-	(55,446)	(55,446)
BALANCE, SEPTEMBER 30, 2007	92,667	$ 93	$ 46,925,323	$ (47,448,367)	$ (522,951)

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

Effective June 16, 2005, the Company’s controlling shareholder sold its 49,136 post split (49,135,815 pre split) shares of the Company’s common stock to Portsmith Partners of Nevada, Inc.  At that time all of the Company’s officers and directors changed.

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

Recent Accounting Pronouncements (continued)

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective for us for fiscal year 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. Management has evaluated the impact of this statement on the Company and determined that the adoption of FIN 48 will not have a material impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 will be effective for the Company for fiscal year 2009. Management is currently evaluating the impact of the statement on the Company. Management does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

MATRIX ENERGY SERVICES CORPORATION
Notes to Financial Statements
September 30, 2007 and 2006

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108, which became effective for fiscal year 2007 for the Company, provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. Management has evaluated the impact of adopting SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or September 1, 2008 for the Company. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to adopt the provisions of SFAS No. 157. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial statements.

MATRIX ENERGY SERVICES CORPORATION
Notes to Financial Statements
September 30, 2007 and 2006
NOTE 2: NOTES PAYABLE
Notes payable at September 30, 2007 and 2006 consist of the following:
	2007	2006
Note Payable - (a)	$ 10,750	$ 10,750
Note Payable - (b)	200,000	200,000
Note Payable - (c)	6,260	6,260
Note Payable - (d)	28,594	28,594
Note Payable - (e) Total	20,945 $ 266,549	- $ 245,604

a) The Company is indebted to Global Funding Group, Inc. under the terms of a 10%  promissory note dated July 1, 2005.  The monies were loaned to the company prior to the change in shareholder control.  Interest was accrued on the note in the approximate amount of $1,077 and $1,343 for the years ended September 30, 2007 and 2006, respectively.  The balance plus accrued interest is due on demand.

b) The Company executed a ten percent (10%) promissory note to a consulting firm in the amount of $200,000.  The note is convertible into shares of the Company’s common stock at the conversion price of par value per share, provided such conversion cannot result in the issuance of control to any one person.  Interest in the approximate amount of $20,704 and $25,039 has been accrued for the years ended September 30, 2007 and 2006, respectively.  The balance plus accrued interest is due on demand.

c) The Company executed two 10% convertible promissory notes to an unrelated third party who advanced money to the Company to pay expenses.  The notes are convertible into shares of the Company’s common stock at the conversion price of par value per share, provided such conversion does not result in the issuance of control to any one person.  Interest accrued on both notes for the years ended September 30, 2007, and 2006 in the amounts of $641 and $116, respectively.

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

e) The Company executed an 18% convertible promissory note to an unrelated third party who has advanced monies for expenses paid primarily to the Company’s auditors.  The notes are convertible into shares of the Company’s common stock at the conversion price of par value per share, provided such conversion does not result in the issuance of control to any one person.  Interest has accrued on notes for year ended September 30, 2007 in the amount of $622.

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
Notes to Financial Statements
September 30, 2007 and 2006

NOTE 3: INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:
	September 30, 2007	September 30, 2006
Deferred Tax Assets (Liabilities)
Loss Carry-forwards	$ 14,734,000	$ 14,715,000
Net Tax Assets	14,734,000	14,715,000
Less: Valuation Allowance	(14,734,000)	(14,715,000)
Net Deferred Tax Assets	$ -	$ -

Net tax operating loss carry-forwards expire in 2007 through 2021 as follows:
September 30,
2007	$ 65,000
2009	16,000
2010	3,000
2011	28,000
2012	303,000
2013	2,329,000
2014	3,901,000
2015	17,612,000
2016	772,000
2017	2,330,000
2018	2,460,000
2019	296,000
2020	241,000
2021	77,000 $ 30,433,000

MATRIX ENERGY SERVICES CORPORATION
Notes to Financial Statements
September 30, 2007 and 2006

NOTE 4: COMMITMENTS AND CONTINGENCIES

On May 2, 2003, a judgment was issued against the Company for nonpayment of services in the amount of $128,000 plus interest at 10% and court costs. The Company was made aware of their judgment in late October 2004, and a liability has been recorded in accrued liabilities in the amount of $193,206 including accrued interest of $65,206.

NOTE 5: GOING CONCERN
 The accompanying financial statements have been prepared assuming the company will continue as a going concern. As of September 30, 2007, the Company has a working capital deficit, of $522,951 and an accumulated deficit of $47,448,367. Based upon the Company's plan of operation, the Company estimates that existing resources will not be sufficient to fund the Company's working capital deficit. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to further scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.

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

ITEM 8A.  CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, management, including the Company=s principal executive officer and principal financial officer, conducted an evaluation of the Company=s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007.   Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the Company=s objective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission=s rules and it has been concluded that the disclosure of controls and procedures are effective.

(b) Changes in internal controls over financial reporting.

There were no significant changes identified in connection with the evaluation that occurred during the last fiscal quarter that materially affected or is reasonably likely to materially affect the Company=s internal control over financial reporting as required by Item 303(c) of Regulation SB.

ITEM 8B. OTHER INFORMATION

Reports filed on 8-K.  The following reports were filed on a Form 8-K during the fiscal year and subsequent to year end.

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to the Company's Board of Directors and executive officers.  There are no family relationship between or among any of the Company's directors or executive officers.  On June 2, 2005, James Anderson was appointed to the Board of Directors to fill the vacancies created by the resignation of M. O. Trey Rife, III and Joe Bill Bennett. On June 30, 2005, Mark Zouvas resigned. Mr. Zouvas had no disputes with the company and left to pursue other ventures.  Mr. Anderson remained the sole director of the Company.

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

Mr. Anderson is not a director of any other public company at this time. There is no employment contract between Mr. Anderson and the Company at this time.

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

Name and Address Of Beneficial Owner	Beneficial Ownership	Percent of Class
Portsmith Partners of Nevada, Inc. Las Vegas, NV	49,135	53.0%
Officers and Directors As a Group (one) James Anderson 378 North Main Street, Suite 124 Layton, UT 84041	0	0%

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the reported year the Company did not enter into any other transactions with management which are to be reported under this Item.

ITEM  13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.  The following exhibits follow the signature page of this report.
Exhibit No.	Page No.	Description
2.1	-*-	Plan of Reorganization and Change of Situs by which Titan Energy Corp., and Power Exploration, Inc. Changes Its Place of Incorporation
2.2	-*-	Agreement and Plan of Merger Between Power Exploration, Inc. (Nevada) and Power Exploration, Inc. (Colorado) . August 1, 1998
2.3	-*-	Articles of Incorporator. Election of Officers and Directors of Power Exploration, Inc. (Nevada) . May 31, 1998
2.4	-*-	Action by Incorporator. Election of Officers and Directors of Power Exploration, Inc.(Nevada) . May 1998
2.5	-*-	Special Action by the Executive Committee of Power Exploration, Inc. dated January 11, 1999 (Incorporated herein by reference from Exhibits to the Company's Form 8-K field January 19, 1999)
3.1	-*-	Articles of Incorporation of Imperial Energy dated October 31, 1979
3.2	-*-	Amendment to Articles of Incorporation dated June 26, 1984
3.3	-*-	Amendment to Articles of Incorporation dated September 25, 1996
3.4	-*-	Minutes of Special Shareholders Meeting Changing Name to Oil Retrieval Systems, Inc. dated May 14, 1997
3.5	-*-	Amendment to Articles of Incorporation dated June 15, 1997, Changing Name to Oil Retrieval Systems, Inc
3.6	-*-	By Laws of the Corporation
3.7	-*-	Articles of Incorporation of Power Exploration, Inc. (Nevada) dated May 14, 1998
3.8	-*-	By Laws of Power Exploration, Inc. (Nevada dated June 1, 1998
10.1	32	Convertible Debenture with Venture Resources, Inc. dated July 1, 2005.
21.1	-*-	Subsidiaries of the Issuer
31.1	Attached	Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Attached

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

Tax Fees

The aggregate fees billed for assurance and related services by the principal accountant for tax preparation for the fiscal years ended September 30, 2007 and 2006 were $1,250 and $3,230, respectfully.

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

Dated: November 3, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James Anderson	President and Director	November 3, 2008
James Anderson	(Principal Executive and
Financial Officer)