Form 10-Q/A
period 2007-12-31
MATRIX ENERGY SERVICES CORP
filed 2008-11-03
CIK 316621

0

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q/A

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

SIGNATURES .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

CERTIFICATIONS .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  13

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

--

Matrix Energy Services Corporation
Balance Sheet
Assets
	December 31, 2007 (Unaudited)	September 30, 2007
Current Assets
Cash	$ 285	$ 4,100
Total Current Assets	$ 285	$ 4,100

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts Payable and Accrued Expenses	$ 211,814	$ 208,095
Accrued Interest Payable	59,512	52,407
Notes Payable	272,899	266,549
Total Current Liabilities	544,225	527,051

Stockholders’ (Deficit)
Common Stock; $.001 Par Value; 500,000,000 Shares Authorized; 10,092,667 Shares Issued and Outstanding December 31, 2007 and September 30, 2007, respectively	10,093	93
Additional Paid-In Capital	46,916,323	46,925,323
Retained Deficit	(47,470,357)	(47,448,367)
Total Stockholders’(Deficit)	(543,941)	(522,951)
Total Liabilities & Stockholders’ (Deficit)	$ 285	$ 4,100

Matrix Energy Services Corporation
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,
	2007	2006
Revenues	$ -	$ -

Expenses
General and administrative	11,684	789
Interest expense	10,305	6,231
Total Expenses	21,989	7,020

Operating Loss	(21,989)	(37,916)

Gain on Forgiveness of Debt	-	-

Net Gain or (Loss)	$ (21,989)	$ (7,020)

Weighted Average Number of Shares Outstanding	10,092,667	92,667

Net Gain or (Loss) Per Share	$ (0.002)	$ (0.08)

Matrix Energy Services Corporation
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	December 31, 2007	December 31, 2006
Cash Flows from Operating Activities:
Net Income (Loss)	$(21,989)	$ (7,020)
Adjustments to Reconcile Net Income (Loss) to Net Cash From Operating Activities:
Consulting Services	1,000	-
Changes in Operating Assets and Liabilities:
Accrued Interest	7,105	6,231
Accounts Payable and Accrued Expenses	3,719	(6,926)
Net Cash (Used) by Operating Activities	(10,165)	(7,715)
Cash Flows from Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Notes Payable Borrowings	6,350	(7,715)
Net Cash Provided By Financing Activities	6,350	(7,715)
(Decrease) in Cash	3,815	-
Cash, Beginning of Period	4,100	-
Cash, End of Period	$ 285	$ -
Supplemental Schedule of Cash Flow Information
Cash Paid For:
Interest Paid	$ -	$ -
Income Taxes	$ -	$ -

The accompanying note is an integral part of these financial statements.
- -

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

Gross Loss

Loss for the three months ended December 31, 2007, was $21,989 compared to $7,020 for the same period in 2006.

Liquidity and Capital Resources

At December 31, 2007, the Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire.  At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company.  The Company’s working capital deficit of $543,941 at December 31, 2007 compared to a working capital deficit of $522,951 at September 30, 2006.

Stockholders’ deficit in the Company was $543,941 as of December 31, 2007, compared to $522,951 at year-end on September 30, 2006.

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

    (b) There were no significant changes identified in connection with the evaluation that occured during the last fiscal quarter that materially affected or is reasonably likely to materially affect the Company=s internal control over financial reporting as required by Item 303(c) of Regulation SB.

PART II

OTHER INFORMATION

Item 2.                       During November 2007, 10,000,000 shares of common stock were issued to the Company's president for services rendered and valued at $1,000.

Item 5.	Other Information

On May 2, 2003, a judgment was issued against the Company for nonpayment of services in the amount of $128,000 plus interest at 10% and court costs. The Company was made aware of their judgment in late October 2004, and a liability was recorded in accrued liabilities in the amount of $196,406 including accrued interest of $68,406.

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

Dated: November 3, 2008                                                                Matrix Energy Services Corporation.

By: /s/ James Anderson
      James Anderson

- -